Form 10QSB
period 1995-03-19
RUDYS RESTAURANT GROUP INC
filed 1995-06-21
CIK 793026

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                       FORM 10-QSB

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934.


   For the quarterly period ended    March 19, 1995
                                     --------------

                         Commission File Number 0-14650

                           RUDY'S RESTAURANT GROUP, INC.

                         Nevada                         88-0210808
              -------------------------------       ----------------
              (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)        Identification No.)


              11900 Biscayne Blvd., Suite 806, Miami, FL    33181
              -------------------------------------------------------
              (Address of principal executive offices)     (Zip Code)


               Registrant's telephone number, including area code:

               (305) 895-7200
               --------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X         No
                                  -------          -------


                          APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                   Outstanding at June 2, 1995
            -----------------------          ---------------------------
            Common Stock, par value                   3,520,000
                $.01 per share
   PAGE

                            RUDY'S RESTAURANT GROUP, INC.
                                  AND SUBSIDIARIES


                                        INDEX
                                                                         Page
            PART I.   FINANCIAL INFORMATION

            Item 1.   Financial Statements

            Consolidated Balance Sheets - March 19, 1995
               and October 2, 1994                                          1

            Consolidated Statements of Operations -
               Twenty-four weeks ended March 19, 1995 and
               March 20, 1994                                               2

            Consolidated Statements of Cash Flows -
               Twenty-four weeks ended March 19, 1995 and
               March 20, 1994                                               3

            Notes to Consolidated Financial Statements                      4

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         5


            PART II.  OTHER INFORMATION

            Item 1:   Legal Proceedings                                     9










   PAGE

                            RUDY'S RESTAURANT GROUP, INC.
                                  AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                    (unaudited)

                                       ASSETS

                                                     3/19/95            10/2/94
   Current Assets:                                 ------------       -----------
    Cash and cash equivalents                     $   946,141        $   341,477
    Accounts receivable                                 2,032              8,113
    Inventories                                       163,858            153,222
    Prepaid expenses                                   69,299            103,779
                                                  ------------       -----------
   Total current assets                             1,181,330            606,591
                                                  ------------       -----------

   Property and Equipment, net                      2,015,879          2,076,434

   Goodwill, net of accumulated amortization
     of $298,148 at March 19, 1995 and
     $288,464 at October 2, 1994                      540,951            550,635

     Intangible and other assets                      204,940            204,401
                                                  ------------       ------------
                                                  $ 3,943,100        $ 3,438,061
                                                  ============       ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
     Due to related parties                       $   102,343        $   100,000
     Accounts payable and accrued expenses            764,213            692,774
                                                  ------------       ------------
      Total current liabilities                       866,556            792,774
                                                  ------------       ------------
   Commitments, contingencies and related
     party transactions

   Stockholders' Equity:
     Preferred stock, $.01 par value. Authorized
       10,000,000 shares, none issued.
     Common stock, $.01 par value. Authorized
       30,000,000 shares; issued and outstanding
       3,520,000 shares.                               35,200             35,200
     Paid-in capital                               17,823,603         17,823,603
     Accumulated (deficit)                        (14,782,259)       (15,213,516)
                                                  ------------       ------------
   Net stockholders' equity                         3,076,544          2,645,287
                                                  ------------       ------------
                                                  $ 3,943,100        $ 3,438,061
                                                  ============       ============


                 See accompanying notes to consolidated financial statements.

                                              Page 1

                            RUDY'S RESTAURANT GROUP, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATION
                                    (unaudited)

                                 Twelve Weeks Ended      Twenty-four Weeks Ended
                                 3/19/95     3/20/94      3/19/95     3/20/94
                               -----------  ----------   -----------  -----------
   Total Revenues               $2,721,248   $1,979,298   $5,171,779   $3,797,518

   Costs and expenses applicable
     to revenues                1,437,825    1,016,218    2,762,292    1,957,880
   Restaurant operating expenses  754,083      622,174    1,505,775    1,225,171
   Depreciation and amortization   51,013       22,957      124,400       45,915
                               -----------  ----------   -----------  -----------

   Earnings from restaurant
     operations                   478,327      317,949      779,312      568,552

   Administrative expenses        135,137      142,420      258,070      271,957
   Interest expense                 1,684        9,422        3,358       26,805

   Other (expense) income          (1,227)      71,589       (1,227)    (324,208)
                               -----------  ----------   -----------  -----------

   Income (Loss) before
     income taxes                 340,279      237,696      516,657      (54,418)

   Income taxes                    58,900       13,600       85,400       18,700
                               -----------  ----------   -----------  -----------

   Net income (loss)           $  281,379   $  224,096   $  431,257   $  (73,118)
                               ===========  ==========   ===========  ===========

   Net income (loss) per common
    and common equivalent share$      .08   $      .06   $      .12   $     (.02)
                               ===========  ==========   ===========  ===========

   Average number of common and
    common equivalent shares    3,709,853    3,680,541    3,703,704    3,680,541
                               ===========  ==========   ===========  ===========







              See accompanying notes to consolidated financial statements.

                                           Page 2

                            RUDY'S RESTAURANT GROUP, INC.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                  Increase (Decrease) in Cash and Cash Equivalents

                                                        Twenty-four Weeks Ended
                                                         3/19/95        3/20/94
                                                       ----------      ----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $ 431,257       $ (73,118)
   Non-cash items:
     Depreciation and amortization                       139,004          74,064
     Loss on retirement of assets                          1,227             ---
   Changes in assets and liabilities:
     Decrease in due from affiliate                          ---          15,596
     Increase in indebtedness to related parties           2,343         454,297
     Decrease/(Increase) in accounts receivable            6,081            (275)
     (Increase)in inventories                            (10,636)        (11,032)
     Decrease in prepaid expenses                         34,480          43,099
     Increase/(Decrease) in accounts payable and
       accrued expenses                                   71,439        (131,374)
     Decrease in deferred income                             ---        (170,129)
                                                       ----------      ----------

   Total adjustments                                     243,938         274,246
                                                       ----------      ----------

   Net cash provided by operating activities             675,195         201,128


   CASH FLOWS FROM INVESTING ACTIVITIES:
     Transfers of proceeds from insurance recovery
       of property losses from restricted cash escrow        ---         415,121
     Capital expenditures                                (67,162)       (989,871)
     Principal received on note receivable                   ---          58,571
     Purchases of other assets                            (3,369)        (13,094)
                                                       ----------      ----------
   Net cash (used in) investing activities               (70,531)       (529,273)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments under note payable                   ---          (8,571)
                                                       ----------      ----------

   Net cash (used in) financing activities                   ---          (8,571)
                                                       ----------      ----------

   Net Increase (Decrease) in Cash and Cash Equivalents  604,664        (336,716)
   Cash and Cash Equivalents, October 2, 1994
      and October 3, 1993, respectively                  341,477         513,021
                                                       ----------      ----------
   Cash and Cash Equivalents, March 19, 1995
      and March 20, 1994, respectively                 $ 946,141       $ 176,305
                                                       ==========      ==========
                 See accompanying notes to consolidated financial statements.

                                               Page 3

                              RUDY'S RESTAURANT GROUP, INC.
                                    AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 1:  Financial Statement Presentation

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 2, 1994. Certain amounts included herein for the twenty-four weeks ended 3/20/94 have been restated to reflect changes effective with Form 10-K as of 10/2/94.

     The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjust-ments, consisting of only normal recurring accruals, necessary to summarize fairly the financial position of Rudy's Restaurant Group, Inc. and Subsidiaries (the "Company") as of March 19, 1995 and the results of operations for the twenty-four weeks ended March 19, 1995 and March 20, 1994. The results of operations for the period ended March 19, 1995 are not necessarily indicative of the results to be expected for the full year.

     BUSINESS. Rudy's Restaurant Group, Inc. (the "Company"), is a Nevada corporation which, through its wholly-owned subsidiaries, owns and operates six Japanese-style steak and seafood restaurants. The Company owns 100% of the stock of The Samurai, Inc. ("The Samurai"), Maxwell's International Inc. ("Maxwell's") and Rudy's Sirloin Steakburgers, Inc. ("Rudy's").

     INCOME (LOSS) PER SHARE. Income (loss) per share is calculated using the weighted average number of shares of common stock outstanding and common stock equivalents if dilutive.


     Note 2: Contingencies

     In May 1995 the Company's Samurai subsidiary and certain employees of The Samurai were served with a lawsuit alleging discrimination under the Civil Rights Act of 1870, 42 U.S.C. 1981, as amended (1992 Supp). The lawsuit seeks various remedies including monetary damages of $800,000. Management believes that the claims as set forth in this complaint are without merit and intends to vigorously defend the allegations made against The Samurai and its employees. The significance of the complaint and its ultimate effect on the operations and financial condition of the Company cannot be determined at this time.







                                                PAGE 4

     PART I. FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                                   RESULTS OF OPERATIONS
                                   ---------------------

     SECOND QUARTER 1995 COMPARED TO SECOND QUARTER 1994

     BUSINESS OVERVIEW. The Company's Miami Samurai restaurant, destroyed by Hurricane Andrew in August 1992, reopened in March 1994. Thus revenues, expenses and earnings in fiscal 1995 include the operations of six restaurants as compared to five restaurants in fiscal 1994. Certain discussion and analysis herein is presented as "same-restaurant" for an accurate understanding of the Company's current operations.

     Although costs and expenses rose, improved sales and reductions in restaurant operating expenses resulted in a $57,000 increase in net income in the second quarter fiscal 1995 to $281,000, $.08 per share, as compared to $224,000, $.06 per share in the second quarter fiscal 1994.

     REVENUES. Total revenues increased $742,000, 37.5%, including sales at the Miami restaurant. Same-restaurant sales increased 5.9%, including a 4.4% increase in customer traffic. The balance of the increase in sales is the result of both higher menu prices and a change in customer eating habits to higher priced menu items.

     Because of the limited number and diverse geographic location of its restaurants, it is not economically beneficial for the Company to use extensive mass-media advertising available to larger restaurant companies. In addition to being highly competitive, the restaurant industry is affected by changes in the public's eating habits and local and national economic conditions. Therefore, management believes the increase in revenues in 1995 does not necessarily represent a trend but rather parallels economic conditions in the areas in which the Company's restaurants are located.


     COSTS AND EXPENSES APPLICABLE TO REVENUES.

                                                       PERCENT OF REVENUES
                   COSTS AND EXPENSES:             FY 1995    FY 1994    Change
                   -------------------             ----------------------------
                   Food, beverage and supplies      29.5%      28.8%       .7%
                   Labor and related costs          23.3%      22.5%       .8%
                                                   ----------------------------
                                                    52.8%      51.3%      1.5%
                                                   ============================

     While food, beverage and supplies costs rose .7% when compared to revenues, on a per customer served basis these costs rose 4.6%. Substantially all of the increase in food, beverage and supplies costs is attributable to increases in the cost of the major components of the Company's foods costs, including an average 18.8% increase in the cost of seafood and an average increase in the cost of meat of over 11%. The cost of meat, chicken and seafood changes with market supply and demand. Current market conditions indicate that these costs will continue to increase in the third quarter 1995.
                                                PAGE 5

     Labor costs increased .8% to 23.3% in the second quarter 1995 as compared to 22.5% in 1994. Although a portion of the increase in labor costs is attributable to the high cost of labor at the Miami restaurant, labor costs have risen as a result of increases in base wage rates at other locations to meet local prevailing wage scales. Management expects labor costs to remain at current levels or increase as the economy improves making higher base wage rates necessary to retain qualified personnel.

     RESTAURANT OPERATING EXPENSES. Restaurant operating expenses include restaurant management and supervision, occupancy costs, repairs and maintenance, utilities, advertising and property and liability insurance. These expenses increased in the second quarter fiscal 1995 due to the addition of the Miami operations. Same-restaurant expenses as a percent of revenues declined 1.8% in the second quarter 1995 as compared to the second quarter 1994 due to improved cost containment.

     ADMINISTRATIVE EXPENSES. Administrative expenses declined $7,000 in the second quarter 1995 as compared to the second quarter 1994. This decrease is primarily the result of costs incurred in 1994 to develop a plan for the Company's compliance with the Americans with Disabilities Act ("ADA") and a modest reduction in professional fees in fiscal 1995 as compared to fiscal 1994.

     OTHER INCOME (EXPENSE). The accompanying statement of operations for the second quarter fiscal 1994 includes $71,600 representing proceeds from business interruption insurance for estimated profits lost as a result of Hurricane Andrew, net of continuing expenses incurred during the second quarter fiscal 1994. This deferred income was fully amortized in the third quarter fiscal 1994.


     TWENTY-FOUR WEEKS ENDED MARCH 19, 1995 COMPARED TO TWENTY-FOUR WEEKS ENDED MARCH 20, 1994

     BUSINESS OVERVIEW. Net income for the twenty-four weeks ended March 19, 1995 is $431,000, $.12 per share as compared to a net loss of $73,000, $.02 loss per share in 1994. Earnings from restaurant operations in fiscal 1995 improved $210,000, 37%, as a result of the change in number of operating restaurants and the factors discussed above. The fiscal 1994 net loss includes a net loss of $324,000 consisting of certain non-recurring transactions more fully discussed below.

     REVENUES. Total revenues through the second quarter fiscal 1995 rose $1,374,000, 36.2%, including sales at the Miami restaurant. Same-restaurant sales increased 6.7%, including a 4% increase in customer traffic. The balance of the increase in revenues is the result of both higher menu prices and a change in customer eating habits to higher priced menu items.

     COSTS AND EXPENSES APPLICABLE TO REVENUES.
                                                      PERCENT OF REVENUES
                                                ------------------------------
                  COSTS AND EXPENSES:           FY 1995     FY 1994     CHANGE
                  -------------------           -------     -------     ------
                  Food, beverage and supplies    29.5%       28.3%       1.2%
                  Labor and related costs        23.9%       23.3%        .6%
                                                -------     -------     ------
                                                 53.4%       51.6%       1.8%
                                                =======     =======     ======
                                                PAGE 6

     Year-to-date fiscal 1995 food, beverage and supply costs rose 1.2% as a percent of revenues. However, on a per customer basis these costs rose 6.8%. This increase is primarily due to increased costs of seafood (up 18.2%) and meat and chicken (up 10%). Labor costs rose .6% due primarily to the higher cost of labor at the Miami restaurant and wage increases necessitated by the Company's need to meet local prevailing wage rates and secure qualified personnel at other locations.

     RESTAURANT OPERATING EXPENSES. Restaurant operating expenses rose $281,000 due to costs associated with the Miami restaurant operations. However, as a result of improved cost containment and other efficiencies, these costs declined over 3% as a percent of revenues.

     ADMINISTRATIVE EXPENSES. Administrative expenses in the twenty-four weeks ended 1995 declined $14,000 as a result of several factors including, as discussed above, costs incurred in 1994 to develop a plan for compliance with the ADA.

     OTHER INCOME (EXPENSE). Other income (expense) in fiscal 1994 includes $110,100 income from the amortization of proceeds from business interruption insurance for estimated lost profits as a result of Hurricane Andrew, net of a loss of $434,300 on the Company's guaranty of certain indebtedness of Bright Star Holding, Inc. ("BSH"), formerly the Company's majority shareholder. See the Company's Form 10-K for the year ended October 2, 1994 for a detailed discussion of this transaction.

                               LIQUIDITY AND CAPITAL RESOURCES
                               -------------------------------
     Net cash provided by operating activities through the twenty-four weeks ended March 19, 1995 is $675,000 as compared to $201,000 in 1994. At March 19, 1995 the Company's current assets exceed its current liabilities by approximately $315,000.

     CAPITAL EXPENDITURES. Capital expenditures to be funded from cash flow are expected to total approximately $250,000 in fiscal 1995, of which $67,000 was paid in the twenty-four weeks ended March 19, 1995.

     OTHER. The restaurant industry is highly labor intensive. Therefore, although the Company presently pays a significant portion of its employees in excess of the Federal minimum wage and a large number of the Company's employees are tipped employees whose wages are subject to the Federal tip credit, increases in state and federal minimum wage rates, if significant, would have an adverse impact on the Company's results of operations.

     Further, although the Company currently provides health insurance benefits to its employees, the introduction of a national health care program which would require employers to pay a significant portion of employee health care costs would have a significant impact on the Company's results of operations.

     Excluding the newly reopened Miami restaurant facility, the Company's restaurant facilities were built prior to the enactment of Federal regulations regarding equal opportunity for individuals with disabilities, the ADA. The ADA includes certain requirements to alter public facilities, including restaurants, as necessary to make facilities accessible to and useable by individuals with disabilities. Although Federal regulations consider the cost of alterations and the overall financial resources of the Company in determining the nature and timing of compliance, the cost of such alterations
                                                PAGE 7

     could have a significant impact on the Company's cash flow. The Company has engaged certain architects and engineers to develop plans to implement those alterations which are economically feasible. The required alterations will be made as soon as possible.

     SUBSEQUENT EVENTS. In May 1995 the Company's Samurai subsidiary and certain employees of The Samurai were served with a lawsuit alleging discrimination under the Civil Rights Act of 1870, 42 U.S.C. 1981, as amended (1992 Supp). The lawsuit seeks various remedies including monetary damages of $800,000. Management believes that the claims as set forth in this complaint are without merit and intends to vigorously defend the allegations made against The Samurai and its employees. The significance of the complaint and its ultimate effect on the operations and financial condition of the Company cannot be determined at this time.













































                                                PAGE 8

     PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings

               GARRY A. TYSON, PLAINTIFF VS. THE SAMURAI, INC., YSMAEL (MIKE) VINAS, AND ALICDE LIPAR, DEFENDANTS, UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF OHIO, EASTERN DIVISION, CIVIL ACTION NUMBER 1:95CV1060.

               On May 12, 1995 the Company's Samurai subsidiary and certain employees of The Samurai were served with a lawsuit alleging discrimination under the Civil Rights Act of 1870, 42 U.S.C. 1981, as amended (1992 Supp). The lawsuit alleges racial discrimination in the hiring and promotion of individuals to the chef position and seeks injunctive and other relief including monetary damages of $800,000. Management believes that the claims as set forth in this complaint are without merit and intends to vigorously defend the allegations made against The Samurai and its employees. The significance of the complaint and its effect on operations and the financial condition of the Company cannot be determined at this time.
























                                          PAGE 9
     PAGE

                                        SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               RUDY'S RESTAURANT GROUP, INC.
                                               (Registrant)




     Dated: June 16, 1995                       /s/ Douglas M. Rudolph
                                               ---------------------------------
                                               Douglas M. Rudolph, President




     Dated: June 16, 1995                       /s/ Marie G. Peterson
                                               ---------------------------------
                                               Marie G. Peterson
                                               Vice President,
                                               Chief Financial Officer and
                                               Principal Accounting Officer





























                                                PAGE 10