Form 10QSB
period 1995-06-11
RUDYS RESTAURANT GROUP INC
filed 1995-09-18
CIK 793026

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-QSB

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --- SECURITIES EXCHANGE ACT OF 1934.



        For the quarterly period ended    June 11, 1995
                                          --------------

                       Commission File Number 0-14650

                         RUDY'S RESTAURANT GROUP, INC.

                    Nevada                         88-0210808
            -------------------------------       -------------
            (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)        Identification No.)


            11900 Biscayne Blvd., Suite 806, Miami, FL    33181
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

                            Yes    X         No
                                -------          -------


                        APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                   Outstanding at August 31, 1995
          -----------------------          ------------------------------
          Common Stock, par value                   3,520,000
              $.01 per share
        PAGE

                          RUDY'S RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES


                                      INDEX
                                                                       Page
          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Consolidated Balance Sheets - June 11, 1995
             and October 2, 1994                                         1

          Consolidated Statements of Operations -
             Twelve weeks and Thirty-six weeks ended
             June 11, 1995 and June 12, 1994                             2

          Consolidated Statements of Cash Flows -
             Thirty-six weeks ended June 11, 1995 and
             June 12, 1994                                               3

          Notes to Consolidated Financial Statements                     4

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        5


          PART II.  OTHER INFORMATION

          Item 1:   Legal Proceedings                                    9










        PAGE

                          RUDY'S RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                               ASSETS
                                                    6/11/95            10/2/94
  Current Assets:                                 ------------       ------------
   Cash and cash equivalents                      $ 1,108,200        $   341,477
   Accounts receivable                                  3,665              8,113
   Inventories                                        164,029            153,222
   Prepaid expenses                                    93,143            103,779
                                                  ------------       ------------
  Total current assets                              1,369,037            606,591
                                                 ------------        ------------

  Property and Equipment, net                       2,066,948          2,076,434

  Goodwill, net of accumulated amortization
    of $302,990 at June 11, 1995 and
    $288,464 at October 2, 1994                       536,109            550,635

    Intangible and other assets                       203,526            204,401
                                                  ------------       ------------
                                                  $ 4,175,620        $ 3,438,061
                                                  ============       ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
    Due to related parties                        $   103,514        $   100,000
    Accounts payable and accrued expenses             805,106            692,774
                                                  ------------       ------------
     Total current liabilities                        908,620            792,774
                                                  ------------       ------------
  Commitments, contingencies and related
    party transactions

  Stockholders' Equity:
    Preferred stock, $.01 par value. Authorized
      10,000,000 shares, none issued.
    Common stock, $.01 par value. Authorized
      30,000,000 shares; issued and outstanding
      3,520,000 shares.                                35,200             35,200
    Paid-in capital                                17,823,603         17,823,603
    Accumulated (deficit)                         (14,591,803)       (15,213,516)
                                                  ------------       ------------
  Net stockholders' equity                          3,267,000          2,645,287
                                                  ------------       ------------
                                                  $ 4,175,620        $ 3,438,061
                                                  ============       ============

  [FN]   See accompanying notes to consolidated financial statements.

                                        Page 1

                    RUDY'S RESTAURANT GROUP, INC.
                         AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATION
                            (unaudited)

                                 Twelve Weeks Ended     Thirty-six Weeks Ended
                                 6/11/95     6/12/94      6/11/95     6/12/94
                               -----------  ----------   -----------  -----------
  Total Revenues               $2,585,224   $2,613,326   $7,757,003   $6,410,844

  Costs and expenses applicable
    to revenues                 1,394,620    1,406,662    4,156,912    3,364,542
  Restaurant operating expenses   743,818      781,251    2,249,593    2,006,422
  Depreciation and amortization    51,013       51,621      175,413       97,536
                               -----------  ----------   -----------  -----------

  Earnings from restaurant
    operations                    395,773      373,792    1,175,085      942,344

  Administrative expenses         131,591      123,048      389,661      395,005
  Interest expense                  1,026        9,420        4,384       36,225

  Other (expense) income          (50,000)      12,361      (51,227)    (311,847)
                               -----------  ----------   -----------  -----------

  Income before income taxes      213,156      253,685      729,813      199,267

  Income taxes                     22,700       19,300      108,100       38,000
                               -----------  ----------   -----------  -----------

  Net income                   $  190,456   $  234,385   $  621,713   $  161,267
                               ===========  ==========   ===========  ===========

  Net income per common and
   common equivalent share     $      .05   $      .06   $      .17   $      .04
                               ===========  ==========   ===========  ===========

  Average number of common and
   common equivalent shares     3,714,597    3,714,597    3,707,335    3,714,597
                               ===========  ==========   ===========  ===========












  [FN]  See accompanying notes to consolidated financial statements.



                                     Page 2

                    RUDY'S RESTAURANT GROUP, INC.
                          AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)

             Increase (Decrease) in Cash and Cash Equivalents
                                                        Thirty-six Weeks Ended
                                                         6/11/95        6/12/94
                                                      -----------      ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  621,713       $ 161,267
  Non-cash items:
    Depreciation and amortization                        197,318         133,658
    Loss on retirement of assets                           1,227             ---
  Changes in assets and liabilities:
    Decrease in due from affiliate                           ---          18,368
    Increase in indebtedness to related parties            3,514         463,718
    Decrease in accounts receivable                        4,448          17,504
    (Increase)in inventories                             (10,807)        (46,603)
    Decrease in prepaid expenses                          10,636           9,075
    Increase/(Decrease) in accounts payable and
      accrued expenses                                   112,332         (49,339)
    Decrease in deferred income                              ---        (177,157)
                                                       ----------      ----------

  Total adjustments                                      318,668         369,224
                                                       ----------      ----------

  Net cash provided by operating activities              940,381         530,491


  CASH FLOWS FROM INVESTING ACTIVITIES:
    Transfers of proceeds from insurance recovery
      of property losses from restricted cash escrow         ---         409,157
    Capital expenditures                                (170,289)     (1,151,181)
    Principal received on note receivable                    ---          63,887
    Purchases of other assets                             (3,369)        (26,304)
                                                       ----------      ----------
  Net cash (used in) investing activities               (173,658)       (704,441)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under note payable                    ---         (13,887)
                                                       ----------      ----------

  Net cash (used in) financing activities                    ---         (13,887)
                                                       ----------      ----------

  Net Increase (Decrease) in Cash and Cash Equivalents   766,723        (187,837)
  Cash and Cash Equivalents, October 2, 1994
     and October 3, 1993, respectively                   341,477         513,021
                                                       ----------      ----------
  Cash and Cash Equivalents, June 11, 1995
     and June 12, 1994, respectively                  $1,108,200       $ 325,184
                                                      ===========      ==========

  [FN]    See accompanying notes to consolidated financial statements.

                                         Page 3

                          RUDY'S RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Note 1:  Financial Statement Presentation

        The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 2, 1994. Certain amounts included herein for the thirty-six weeks ended 6/12/94 have been restated to reflect changes effective with Form 10-K as of 10/2/94.

        The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting of only normal recurring accruals, necessary to summarize fairly the financial position of Rudy's Restaurant Group, Inc. and Subsidiaries (the "Company") as of June 11, 1995 and the results of operations for the thirty-six weeks ended June 11, 1995 and June 12, 1994. The results of operations for the period ended June 11, 1995 are not necessarily indicative of the results to be expected for the full year.

        BUSINESS. Rudy's Restaurant Group, Inc. (the "Company"), is a Nevada corporation which, through its wholly-owned subsidiaries, owns and operates six Japanese-style steak and seafood restaurants. The Company owns 100% of the stock of The Samurai, Inc. ("The Samurai"), Maxwell's International Inc. ("Maxwell's") and Rudy's Sirloin Steakburgers, Inc. ("Rudy's").

        INCOME PER SHARE. Income per share is calculated using the weighted average number of shares of common stock outstanding and common stock equivalents if dilutive.


        Note 2: Contingencies

        In May 1995 the Company's Samurai subsidiary and certain employees of The Samurai were served with a lawsuit alleging discrimination under the Civil Rights Act of 1870, 42 U.S.C. 1981, as amended (1992 Supp).

        Although the Company believes that the claims as set forth in this complaint are without merit, due to the prohibitive cost of defending such allegations, in September 1995 the Company and Plaintiff entered into a Settlement Agreement wherein, in return for certain monetary consideration, the Plaintiff agreed to release all existing claims against the Company and its employees. Pursuant to the terms of the Agreement the complaint was dismissed in September 1995.

        The Company estimates that the costs of settlement, including legal fees incurred, will approximate $50,000. Accordingly, the Company has recorded a non-recurring charge of $50,000, included in the accompanying statements of operations as other expense.

                                                   PAGE 4

        PART I. FINANCIAL INFORMATION

        Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                                      RESULTS OF OPERATIONS
                                      ---------------------

        THIRD QUARTER 1995 COMPARED TO THIRD QUARTER 1994

        BUSINESS OVERVIEW. Although total revenues in the third quarter declined slightly, earnings from restaurant operations improved. Net income in the third quarter fiscal 1995 declined $44,000 to $190,000, $.05 per share, as compared to $234,000, $.06 per share, in the third quarter fiscal 1994 as a result of $50,000 non-recurring charge for costs and expenses related to the settlement of a lawsuit (see discussion below).

        REVENUES. The Company's Miami restaurant reopened in the third quarter fiscal 1994 after having been closed for reconstruction for over eighteen months after Hurricane Andrew. Sales at this location during the first six months after the restaurant reopened reflected strong pent-up customer demand and, while current sales remain significantly higher than sales prior to Hurricane Andrew, current revenues at this location have declined when compared to sales immediately following the reopening in 1994.

        Total revenues including sales at the Miami restaurant decreased $28,000; however, restaurant sales excluding the Miami location increased 6.9%, including a 2% increase in customer traffic. The balance of the increase in sales is the result of both higher menu prices and a change in customer eating habits to higher priced menu items.

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

        COSTS AND EXPENSES APPLICABLE TO REVENUES.

                                                   PERCENT OF REVENUES
               COSTS AND EXPENSES:             FY 1995    FY 1994    Change
               -------------------             ----------------------------
               Food, beverage and supplies      29.8%      29.4%       .4%
               Labor and related costs          24.1%      24.4%      (.3%)
                                               ----------------------------
                                                53.9%      53.8%       .1%
                                               ============================





                                                   PAGE 5

        When compared to revenues, food, beverage and supplies costs rose .4%; however, per customer served costs rose 4.6%. Substantially all of the increase in food, beverage and supplies costs is attributable to increases in the cost of the major components of the Company's foods costs, including an average 5.9% increase in the cost of seafood and an average increase in the cost of meat of approximately 4.3%. The cost of meat, chicken and seafood changes with market supply and demand. Current market conditions indicate that these costs will continue to increase through the end of 1995.

        Labor costs decreased .3% to 24.1% in the third quarter 1995 as compared to 24.4% in 1994 as a result of the increase in average check. However, labor per customer served rose 2.1%, in part as a result of increases in base wage rates to meet local prevailing wage scales. Management expects labor costs to increase as the economy improves making higher base wage rates necessary to match increased cost of living and retain qualified personnel.

        RESTAURANT OPERATING EXPENSES. Restaurant operating expenses include restaurant management and supervision, occupancy costs, repairs and maintenance, utilities, advertising and property and liability insurance. These expenses decreased $37,000, 1.1% of revenues, in the third quarter fiscal 1995. The decline in costs is the result of various cost control measures implemented, including a $21,000 reduction in the cost of general liability insurance in the third quarter 1995.

        ADMINISTRATIVE EXPENSES. Administrative expenses increased $8,000 in the third quarter 1995 as compared to the third quarter 1994 primarily as a result of increased professional and consultant fees.

        OTHER (EXPENSE) INCOME. In May 1995 the Company's Samurai subsidiary and certain employees of The Samurai were served with a lawsuit alleging discrimination under the Civil Rights Act of 1870, 42 U.S.C. 1981, as amended (1992 Supp).

        Although the Company believes that the claims as set forth in this complaint are without merit, due to the prohibitive cost of defending such allegations, in September 1995 the Company and Plaintiff entered into a Settlement Agreement wherein, in return for certain monetary consideration, the Plaintiff agreed to release all existing claims against the Company and its employees. Pursuant to the terms of the Agreement the complaint was dismissed in September 1995.

        The Company estimates that the costs of settlement, including legal fees incurred, will approximate $50,000. Accordingly, the Company recorded a non-recurring charge of $50,000, included in the accompanying statements of operations as other expense.

        The accompanying statement of operations for the third quarter fiscal 1994 includes $12,400 representing proceeds from business interruption insurance for estimated profits lost as a result of Hurricane Andrew, net of continuing expenses incurred during the second quarter fiscal 1994.

        THIRTY-SIX WEEKS ENDED JUNE 11, 1995 COMPARED TO THIRTY-SIX WEEKS ENDED JUNE 12, 1994


                                                    Page 6

        BUSINESS OVERVIEW. As discussed above, the Company's Miami Samurai restaurant reopened in March 1994. Thus revenues, expenses and earnings in the first half of fiscal 1995 include the operations of six restaurants as compared to five restaurants in fiscal 1994. Certain discussion and analysis herein is presented as "same-restaurant" for an accurate understanding of the Company's current operations.

        Net income for the thirty-six weeks ended June 11, 1995 is $621,700, $.17 per share as compared to $161,300, $.04 per share in 1994. Fiscal 1994 income includes a net charge to income of $311,800 consisting of certain non-recurring transactions more fully discussed below. Earnings from restaurant operations in fiscal 1995 improved $232,700, 24.7%, as a result of the change in number of operating restaurants and the factors discussed above.

        REVENUES. Total revenues through the third quarter fiscal 1995 rose $1,346,000, 21%, including sales at the Miami restaurant. Same-restaurant sales increased 6.5%, including a 3.3% increase in customer traffic. The balance of the increase in revenues is the result of both higher menu prices and a change in customer eating habits to higher priced menu items.

        COSTS AND EXPENSES APPLICABLE TO REVENUES.
                                                  PERCENT OF REVENUES
                                            ------------------------------
              COSTS AND EXPENSES:           FY 1995     FY 1994     CHANGE
              -------------------           -------     -------     ------
              Food, beverage and supplies    29.6%       28.8%        .8%
              Labor and related costs        24.0%       23.7%        .3%
                                            -------     -------     ------
                                             53.6%       52.5%       1.1%
                                            =======     =======     ======
        Year-to-date fiscal 1995 food, beverage and supply costs rose .8% as a percent of revenues. This increase is primarily due to increased costs of seafood (up 13.2%) and meat and chicken (up 8.1%). Labor costs rose .3% due primarily to the higher cost of labor at the Miami restaurant and wage increases necessitated by the Company's need to meet local prevailing wage rates and secure qualified personnel.

        RESTAURANT OPERATING EXPENSES. Restaurant operating expenses rose $243,200 due to costs associated with the Miami restaurant operations. These costs declined over 2.3% as a percent of revenues, however, as a result of improved cost containment and other efficiencies.

        ADMINISTRATIVE EXPENSES. Overall administrative expenses in the thirty-six weeks ended 1995 did not change significantly when compared to 1994.

        OTHER (EXPENSE) INCOME. See above discussion for discussion of other expense in fiscal 1995.

        Other (expense) income in fiscal 1994 includes $122,500 income from the amortization of proceeds from business interruption insurance for estimated lost profits as a result of Hurricane Andrew, net of a loss of $434,300 on the Company's guaranty of certain indebtedness of Bright Star Holding, Inc. ("BSH"), formerly the Company's majority shareholder. See the Company's Form 10-K for the year ended October 2, 1994 for a detailed discussion of this transaction.
                                                    Page 7

                                  LIQUIDITY AND CAPITAL RESOURCES
                                  -------------------------------

        Net cash provided by operating activities through the thirty-six weeks ended June 11, 1995 is $940,000 as compared to $369,000 in 1994. At
        June 11, 1995 the Company's current assets exceed its current liabilities by approximately $460,000.

        CAPITAL EXPENDITURES. Capital expenditures to be funded from cash flow are expected to total approximately $250,000 in fiscal 1995, of which $170,000 was paid in the thirty-six weeks ended June 11, 1995.

        EXPANSION. The Company is currently exploring expansion through either acquisition of existing restaurants or development of new restaurants. The Company anticipates that expansion, if any, will require certain cash outlays and financing. There are no assurances that the Company will be successful in locating either existing properties or sites appropriate for the development of new restaurants.

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

        Excluding the newly reopened Miami restaurant facility, the Company's restaurant facilities were built prior to the enactment of Federal regulations regarding equal opportunity for individuals with disabilities, the ADA. The ADA includes certain requirements to alter public facilities, including restaurants, as necessary to make facilities accessible to and useable by individuals with disabilities. Although Federal regulations consider the cost of alterations and the overall financial resources of the Company in determining the nature and timing of compliance, the cost of such alterations could have a significant impact on the Company's cash flow. Alterations which are determined to be economically feasible will be made as soon as possible.













                                                    Page 8

        PART II.  OTHER INFORMATION

        ITEM 1.   Legal Proceedings

        GARRY A. TYSON, PLAINTIFF VS. THE SAMURAI, INC., YSMAEL (MIKE) VINAS, AND ALICDE LIPAR, DEFENDANTS, UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF OHIO, EASTERN DIVISION, CIVIL ACTION NUMBER 1:95CV1060.

        In May 1995 the Company's Samurai subsidiary and certain employees of The Samurai were served with a lawsuit alleging discrimination under the Civil Rights Act of 1870, 42 U.S.C. 1981, as amended (1992 Supp). The lawsuit alleged racial discrimination in the hiring and promotion of individuals to the chef position and sought injunctive and other relief including monetary damages of $800,000.

        Although the Company believes that the claims as set forth in this complaint are without merit, due to the prohibitive cost of defending such allegations, in September 1995 the Company and Plaintiff entered into a Settlement Agreement wherein, in return for certain monetary consideration, the Plaintiff agreed to release all existing claims against the Company and its employees. Pursuant to the terms of the Agreement the complaint was dismissed in September 1995.

        The Company estimates that the costs of settlement, including legal fees incurred, will approximate $50,000.
































                                                   PAGE 9

                                           SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RUDY'S RESTAURANT GROUP, INC.
                                           (Registrant)




        Dated: September 18, 1995                 /s/ Douglas M. Rudolph
                                                  ---------------------------
                                                  Douglas M. Rudolph,
                                                  President




        Dated: September 18, 1995                 /s/ Marie G. Peterson
                                                  ----------------------------
                                                  Marie G. Peterson
                                                  Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer































                                                   PAGE 10