Form 10KSB
period 1995-10-01
RUDYS RESTAURANT GROUP INC
filed 1996-01-16
CIK 793026

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                           FORM 10-KSB

              X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          --------- SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}

                           For fiscal year ended   October 1, 1995
                                                   ---------------
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 {NO FEE REQUIRED}

          Commission File No: 0-14650
                              -------
                                 RUDY'S RESTAURANT GROUP, INC.
                                 -----------------------------
          (Exact name of registrant as specified in its charter)

                                Nevada                88-0210808
                                ------                ----------
                  (State or other jurisdiction        (I.R.S. Employer
                         of incorporation)           Identification Number)

              11900 Biscayne Boulevard, Suite 806, Miami, Florida 33181
              ---------------------------------------------------------
                (Address of principal executive offices)    (Zip Code)

                  Registrant's telephone number, including area code:
                                   (305) 895-7200
                                   --------------
          Registrant's fax number, including area code: (305) 895-2881
                                                        --------------
          Securities registered pursuant to Section 12 (b) of the Act:
          None

          Securities registered pursuant to Section 12 (g) of the Act:
          Common Stock, par value $ .01 per share

          Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past
          90 days.      X   Yes           No
                      -----         -----
          Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ X ]

          Issuer's revenues for its most recent fiscal year: $11,091,000
                                                             -----------





          The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of December 15, 1995 was approximately $2,180,000 based on the average of the bid ($1.93) and ask ($2.19) prices on that date. As of December 15, 1995, 3,765,000 shares of the registrant's Common Stock, $.01 par value, were outstanding.

          Exhibit table is on page   39
          PAGE

                                     TABLE OF CONTENTS

                  FORM 10-KSB ANNUAL REPORT YEAR ENDED OCTOBER 1, 1995

          RUDY'S RESTAURANT GROUP, INC.

          PART I:                                                    Page
                                                                     ----
          Item 1.  Description of Business                             3

          Item 2.  Description of Properties                           4

          Item 3.  Legal Proceedings                                   5

          Item 4.Submission of Matters to a Vote of Security Holders   5

          ART II
          Item 5.  Market for Common Equity and Related Stockholder
                   Matters                                             5

          Item 6.  Management's Discussion and Analysis of Results
                   Of Operations                                       6

          Item 7.  Financial Statements                                9

          Item 8.  Changes In and Disagreements With Accountants
                   on Accounting and Financial Disclosure             20

          PART III
          Item 9.  Directors and Executive Officers of the
                   Registrant; Compliance with Section 16(a)
                   of the Exchange Act                                20

          Item 10.  Executive Compensation                            21

          Item 11.  Security Ownership of Certain Beneficial
                    Owners and Management                             23

          Item 12.  Certain Relationships and Related
                    Transactions                                      24

          PART IV
          Item 13.  Exhibits and Reports on Form 8-K                  24

          SIGNATURES                                                  27

          PAGE

                                   PART I

          Item 1.  DESCRIPTION OF BUSINESS
                   -----------------------
          GENERAL

          Rudy's Restaurant Group, Inc. (the "Company") is a Nevada corporation which, through its wholly-owned subsidiaries, owns and operates six "Samurai" Japanese steak and seafood restaurants. The Company owns 100% of the stock of The Samurai, Inc. ("The Samurai"), Maxwell's International, Inc. ("Maxwell's") and Rudy's Sirloin SteakBurgers, Inc. ("Rudy's").

          SUBSIDIARIES

          The Samurai. The Company acquired 100% of the outstanding common stock of The Samurai from Bright Star Holding, Inc. ("BSH") in 1985. The Samurai currently owns and operates five Samurai restaurants.

          Maxwell's. The Company acquired its interest in Maxwell's from BSH in 1985 at which time Maxwell's was operating under the protection of Chapter 11 of the United States Bankruptcy Code. Maxwell's assets, liabilities and results of operations were not included in the Company's consolidated financial statements until 1989 when Maxwell's plan of reorganization was confirmed. Since the Company did not guarantee, assume or otherwise secure any obligations of Maxwell's prior to or at the time of Maxwell's reorganization, Maxwell's reorganization and related legal proceedings have not had a material effect on the financial position of the Company.

          Maxwell's currently owns and operates one Samurai restaurant.

          Rudy's. The Company acquired its interest in Rudy's in 1985. Substantially all of the assets, liabilities and operations of this subsidiary were sold in 1991 and this subsidiary is currently inactive.

          RESTAURANT OPERATIONS

          Samurai restaurants feature "teppanyaki" cooking, in which steak, chicken, shrimp and other seafood are prepared on a grill which forms the focal point at the center of a large table seating from eight to ten patrons. The decor of each restaurant features a traditional Japanese theme. The restaurants range in size from approximately 5,000 to 10,000 square feet and include a bar and lounge area designed to provide a casual and comfortable atmosphere. Seating capacity ranges from 128 to 192 and averages 156 persons.

          In addition to entrees prepared at the table, a variety of Japanese appetizers are available, as are alcoholic and non-PAGE alcoholic beverages. In addition, one restaurant has a "sushi" bar offering various types of raw fish served either in the traditional manner or as "sashimi".

          The Samurai restaurants are open for lunch and dinner. Dinner entrees range in price from $12.50 to $25.95; the average dinner check is $19.70. The average luncheon check is approximately $10.00. Sales of alcoholic beverages represent approximately 14.5% of Samurai restaurant sales.

          The Samurai restaurant format includes several features which limit costs. The "teppanyaki" table arrangement improves efficiency of service since most seats at the table are occupied at the same time. Service is coordinated at the table by the presiding chef so that meals begin and end simultaneously. Limited menu choices, portion controlled servings and preparation of entrees at the table minimize waste, contributing to savings in food costs. In addition, labor costs are reduced by combining such functions as order taking, preparation and serving.

          Quality and uniformity at The Samurai restaurants are maintained through training and careful supervision of personnel. Restaurant operations are under the general supervision of the Company's President and Chief Operating and Financial Officer as well as the direct supervision of The Samurai's Manager of Restaurant Operations. Each restaurant has a head manager, assistant managers and head chefs. The restaurants are operated in accordance with uniform specifications, as set forth in operating manuals, relating to food and beverage preparation, maintenance of premises and conduct of employees. Operational reviews are conducted periodically to ensure adherence to standards of quality in food preparation and customer service.

          Each restaurant manager is responsible for the purchase and receipt of restaurant supplies. Food is purchased from a minimum of two suppliers to provide a reliable source of fresh food at competitive prices. The Company believes that many alternative food suppliers are available.

          Financial control is maintained through the use of automated data processing, including centralized accounting and management reports. Sales information, vendor invoices, payroll data and other operating information are forwarded periodically to the Company's headquarters for review and processing.

          EXPANSION

          Expansion, if any, is dependent upon the availability of and competition for appropriate locations and the Company's ability to obtain financing for the development, construction and opening of new restaurants. See Item 6. Management's Discussion and Analysis of Results of Operations for a discussion of a business acquisition contemplated to be completed in fiscal 1996.
          PAGE

          COMPETITION

          The restaurant business is highly competitive and is affected by changes in the public's taste and eating habits, local and national economic conditions affecting spending habits and population and traffic patterns. While the principal competitive factors in the industry are the quality and price of the food products offered, name recognition, restaurant location, service and attractiveness of facilities are also of importance.

          Since the success of the Samurai restaurants is primarily dependent upon the continued popularity of oriental food and the "teppanyaki" style of cooking in the communities within which the restaurants are located, the Samurai restaurants rely heavily on local newspaper and other forms of print media to promote its restaurants.

          GOVERNMENT REGULATION

          The Company is subject to Federal, state and local laws affecting the operation of the restaurants, including zoning, health, sanitation and safety regulations and alcoholic beverage licensing requirements. The suspension of a food service or liquor license could cause an interruption of operations at the affected restaurant.

          The Company is also subject to the Federal Fair Labor Standards Act and state and local labor regulations which govern minimum wage, overtime and other working conditions. Accordingly, any change in such regulations may affect the Company's results of operations.

          SERVICE MARKS

          The Company has registered the service mark and related logo designs of "Samurai" with the United States Patent and Trademark Office. The use of these service marks, logo designs and trade names is one factor supporting the Company's competitive position in the industry. However, there are no assurances that the Company will be able to exclusively utilize these trade names.

          EMPLOYEES

          The Company has approximately 270 employees of which 265 are employed in restaurant operations and 5 are corporate management and office personnel. None of the Company's employees are covered by collective bargaining agreements.

          Item 2.  DESCRIPTION OF PROPERTIES
                   -------------------------
          The Company's restaurant facilities are leased pursuant to long-term lease agreements. The following table identifies certain information with respect to each of the Company's restaurants as
          of October 1, 1995.          PAGE

                                      SIZE          LEASE
          LOCATION                  (sq ft)    Expiration Date
          --------                   ------    ----------------
          Pittsburgh, Pennsylvania    8,000          2001
          Cleveland, Ohio            10,392          2004
          Cincinnati, Ohio            5,000          1997
          Minneapolis, Minnesota     10,000          2000
          Miami, Florida              7,500          2006
          Washington, D.C.            7,761          2002

          The lease year shown is that of the current term, including exercised renewal options. All leases contain options to renew ranging between one to three 5-year terms. Aggregate minimum rentals payable by the Company under operating leases in fiscal 1996 will approximate $675,000. Certain leases also require additional rental payments based on restaurant sales as well as real estate taxes, insurance, common area charges and other costs.

          Item 3.  LEGAL PROCEEDINGS
                   -----------------
          Garry A. Tyson, Plaintiff vs. The Samurai, Inc., Ysmael (Mike)
          --------------------------------------------------------------
          Vinas, and Alcide LIpar, Defendants, United States District Court
          -----------------------------------------------------------------
          for the Northern District of Ohio, Eastern Division, Civil Action
          -----------------------------------------------------------------
          Number 1:95CV1060.
          ------------------

          In May 1995 the Company's Samurai subsidiary and certain employees of The Samurai were named defendants in a lawsuit alleging discrimination under the Civil Rights Act of 1870, 42 U.S.C. 1981, as amended (1992 Supp).

          Although the Company believes that the claims as set forth in the complaint are without merit, due to the prohibitive costs of defending such allegations, in September 1995 the Company and Plaintiff entered into a Settlement Agreement wherein, in return for certain monetary consideration, the Plaintiff agreed to release all existing claims against the Company and its employees. Pursuant to the terms of the Agreement the complaint was dismissed in September 1995. The costs of settlement, including legal fees incurred, totalled approximately $50,000. Accordingly, the Company recorded a nonrecurring charge of $50,000, included in the accompanying statements of operations as non-operating expense.

          Although the Company is not currently a party to any significant ongoing legal proceedings, the Company is subject to such legal proceedings and claims as may arise in the ordinary course of its business that cover a wide range of matters, including but not limited to such matters as workers compensation, general
          PAGE
          liability and products liability claims. Because the Company carries comprehensive insurance to assist in limiting the Company's exposure to financial loss as a result of substantially all claims as may arise in the normal course of business, such proceedings and/or claims will not, in the opinion of management based upon the information it presently possesses, have a material adverse effect on the financial position of the Company.

          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   ---------------------------------------------------
                   None.
                                        PART II

          Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                   --------------------------------------------------------
          The common stock of Rudy's Restaurant Group, Inc. is quoted on the NASD electronic bulletin board system under the symbol:
          "RUDY". The following sets forth the high and low ask and bid quotations for the Common Stock of the Company. Quotations do not include retail markups or commissions and do not necessarily reflect actual transactions.

                                             Quarter
                                      Beginning   Ending     Ask     Bid
                                      ---------  --------   -----   -----
          Fiscal 1994:  First Quarter   10/4/93  12/26/93   $ .38   $ .12
                        Second Quarter 12/27/93   3/20/94   $ .37   $ .18
                        Third Quarter   3/21/94   6/12/94   $ .62   $ .18
                        Fourth Quarter  6/13/94   10/2/94   $ .64   $ .44

          Fiscal 1995:  First Quarter   10/3/94  12/25/94   $ .63   $ .31
                        Second Quarter 12/26/94   3/19/95   $ .60   $ .38
                        Third Quarter   3/20/95   6/11/95   $ .62   $ .44
                        Fourth Quarter  6/12/95   10/1/95   $1.03   $ .56

          The Company estimates there were approximately 380 holders of record of the Common Stock of the Company and that the total number of beneficial holders is in excess of 500 at October 1, 1995. The Company's policy is to retain all available earnings for the development and growth of its business. Accordingly, the Company does not contemplate payment of dividends within the foreseeable future.

          Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS
                  ---------------------------------------------------
          The consolidated financial statements and related footnotes should be read in conjunction with the following discussion and analysis.

          Fiscal 1995 Business Overview.
          ------------------------------
          Restaurant revenues, expenses and earnings are dependent upon a PAGE number of factors, including the number of operating restaurants and the level of restaurant patronage, both in number of guests served and average check. As more fully discussed below, the Company's 1995 revenues, net income and earnings per share increased as a result of both an increase in the number of restaurants operating during the year and increased restaurant patronage.

          Subsequent Event. In December 1995, through it's Maxwell's subsidiary, the Company signed an Asset Purchase and Sale Agreement (the "Agreement") to acquire substantially all of the assets and business operations of four Japanese steak and seafood restaurants owned by Asian Restaurants International, Inc. for a total of approximately $2,400,000 including the cost of a non-compete and consulting agreement.

          The acquisition of the assets and business operations is subject to various conditions, including, but not limited to, inspections of the properties and the books and records. The Company expects this acquisition, which will be treated as a purchase, will be completed in the second quarter of the Company's 1996 fiscal year. See Note 10 to the Company's financial statements for additional information on this proposed acquisition as well as an unaudited pro forma condensed balance sheet which gives effect to the acquisition as if it had occurred at October 1, 1995 and unaudited pro forma consolidated results of operations presented as though the acquisition had occurred on October 3, 1993.

          Inflation. The impact of inflation on the Company's operating results has not been significant due to lower inflation rates experienced in the years covered in this discussion.

          Federal, State and Local Regulations. The Company presently pays a significant portion of its employees in excess of the Federal minimum wage. In addition, a large number of the Company's employees are tipped employees whose wages are subject to the Federal tip credit. Therefore, changes in the Federal minimum wage have not historically had as significant an impact on the Company's results of operations as might otherwise be expected.

          The restaurant business is highly labor intensive. Although the Company currently provides health insurance to its employees, management believes the government's introduction of a national health care program which would require employers to pay a significant portion of employee health care costs would have a significant impact on the Company's results of operations.

          With the exception of the newly rebuilt Miami Samurai, the Company's restaurant facilities were built prior to the enactment of Federal regulations regarding equal opportunity for individuals with disabilities, the Americans with Disabilities Act, "ADA". The ADA includes certain requirements to alter public facilities, including restaurants, as necessary to make
          PAGE
          facilities accessible to and useable by individuals with disabilities. Although Federal regulations consider the cost of alterations and the overall financial resources of the Company in determining the nature and timing of compliance, the cost of such alterations could have a significant impact on the Company's cash flow. The Company is proceeding with required alterations as soon as reasonably economically feasible.

          Liquidity and Capital Resources
          -------------------------------
          Net cash provided by operating activities is $1,424,000 in 1995 as compared to $696,000 in 1994. Cash and cash equivalents total $1,477,000 at the end of fiscal 1995 as compared to $341,000 at the end of 1994. At October 1, 1995 the Company had a working capital surplus of $808,000 as compared to a deficit of $186,000 at October 2, 1994. The primary factors contributing to the improvement in working capital and increase in cash and cash flow in 1995 are payments made in 1994 to reduce the Company's indebtedness to related parties (total $512,100) and the Miami Samurai restaurant reconstruction costs paid in 1994 (see discussion below).

          Capital expenditures in 1995 total $283,000. The Company estimates that, including estimated costs of renovation to accommodate compliance with ADA regulations, capital expenditures to be funded out of cash flow from operating activities will approximate $400,000 in fiscal 1996.

          The Company is seeking to expand through the acquisition of operating restaurants as such opportunities become available. As discussed above, in December 1995 the Company entered into an Agreement which, if completed pursuant to the terms of the Agreement, will require cash outlays of approximately $600,000, excluding expenses associated with the acquisition. This acquisition, if completed is expected to have a significant effect on the Company's cash flow and results of operations. See
          Note 10 to the Company's financial statements for additional information on this proposed acquisition as well as an unaudited pro forma condensed balance sheet which gives effect to the acquisition as if it had occurred at October 1, 1995 and unaudited pro forma consolidated results of operations presented as though the acquisition had occurred on October 3, 1993.

          The Company adopted SFAS No. 109 "Accounting for Income Taxes" in the 1994 fiscal year. The adoption of this statement did not have a material impact on financial position and results of operations of the Company in fiscal 1995 or 1994.

          Year to Year Comparison of Results of Operations for the Years Ended October 1, 1995 and October 2, 1994
          ---------------------------------------------------------------
          Revenues. The Company suffered the loss of its most profitable restaurant when Hurricane Andrew struck South Florida in August PAGE

          1992. When the restaurant reopened in March 1994, long pent-up demand resulted in unusually high sales which did not level off to more normal levels until the beginning of fiscal 1995. Thus, while fiscal 1995 operations include the operations of six restaurants for a full year, fiscal 1995 operations include the operations of five restaurants for the first six months of the fiscal year and six restaurants for the balance of the year. The effect of the Miami restaurant's reopening in the following discussion has been excluded where appropriate for a clear presentation of current year operations.

          While the Company's fiscal 1995 total revenues increased over 14% when compared to 1994, same-restaurant revenues increased 4.9%, including a 2.9% increase in average check and a 2% increase in customer covers as compared to 1994. The increase in average check is the result of a combination of price increases which went into effect in 1995 and changes in customer eating habits to more expensive items.

          The restaurant business is highly competitive, affected by changes in the public's eating habits and customer perception of current economic circumstances. Further, because of the limited number and diverse geographic location of its restaurants, it is not economically beneficial for the Company to use extensive mass-media advertising available to larger restaurant companies. Therefore, management does not consider the increase in customer covers indicative of a trend but rather the result of the mild improvement in the national economy in fiscal 1995.

          Costs and expenses variable with revenues. Costs and expenses variable with revenues increased 1% as a percent of revenues in fiscal 1995 compared to fiscal 1994. The 1% increase in these costs and expenses is the result of a .6% increase in food, beverage and supplies costs and a .4% increase in labor and related benefit costs.

          The cost of seafood, meat and chicken, the major components of the Company's food, beverage and supplies costs, varies with supply and demand and other market conditions. The increase in food, beverage and supplies costs is due primarily to seafood costs which increased approximately 10% in 1995 and meat and chicken costs which increased approximately 7.5% in 1995.

          Labor and related benefit costs increased primarily due to base wage rates which were adjusted throughout the year to give effect to current costs of living and prevailing local wage scales.

          Expenses of restaurant operations: General operations. General operations expense includes restaurant management and supervision, occupancy costs, repairs and maintenance, utilities, advertising, and insurance. A substantial portion of these expenses vary with revenues. These expenses increased $253,000 in 1995 due primarily to expenses for the full year at the Miami PAGE restaurant. General operations expense as a percent of revenues declined 1.5% to 29.3% of revenues in 1995 compared to 30.8% of revenues in 1994.

          Significant general operations cost savings were achieved in 1995 through 1) modifications in the Company's advertising program which resulted in a $21,000 decrease in advertising expense and
          2) a restructuring of the Company's insurance program, specifically with regards to general liability insurance which declined over $42,000 in 1995 compared to 1994.

          General supplies costs increased $56,000, due to higher sales volume and costs associated with restocking china and glassware with new designs; occupancy costs increased approximately $28,000 due to higher rents incurred as certain rent abatements negotiated in 1992 expired as well as increases in contingent rentals due to increased revenues.

          Corporate overhead: General and administrative expenses. General and administrative expenses did not change significantly in 1995 compared to 1994.

          Interest Expense. Interest expense decreased $38,700 in 1995 compared to 1994 as a result of the reduction in the Company's indebtedness discussed below.

          Non-operating (expense) income. Settlement costs and expenses (fiscal 1995). In May 1995 the Company's Samurai subsidiary and certain employees of The Samurai were named defendants in a lawsuit alleging discrimination under the Civil Rights Act of 1870, 42 U.S.C. 1981, as amended (1992 Supp).

          Although the Company believes that the claims as set forth in the complaint are without merit, due to the prohibitive costs of defending such allegations, in September 1995 the Company and Plaintiff entered into a Settlement Agreement wherein, in return for certain monetary consideration, the Plaintiff agreed to release all existing claims against the Company and its employees. Pursuant to the terms of the Agreement the complaint was dismissed in September 1995. The costs of settlement, including legal fees incurred, totalled approximately $50,000. Accordingly, the Company recorded a nonrecurring charge of $50,000, included in the accompanying statements of operations as non-operating expense.

          Although the Company is not currently a party to any significant ongoing legal proceedings, the Company is subject to such legal proceedings and claims as may arise in the ordinary course of its business that cover a wide range of matters, including but not limited to such matters as workers compensation, general liability and products liability claims. Because the Company carries comprehensive insurance to assist in limiting the Company's exposure to financial loss as a result of substantially PAGE all claims as may arise in the normal course of business, such proceedings and/or claims will not, in the opinion of management based upon the information it presently possesses, have a material adverse effect on the financial position of the Company.

          Loss on guaranty to related parties (fiscal 1994). As previously disclosed, in connection with the acquisition of the Company's Rudy's subsidiary in 1985 the Company guaranteed payment of certain obligations of BSH to the former owners of Rudy's, including Douglas M. Rudolph (the "Rudolph Obligations").

          BSH had been in default under certain of the Rudolph Obligations since 1989. However, until and through December 1993, BSH owned certain assets which, upon disposition, were expected to provide BSH with resources to pay the Rudolph Obligations in full or in part. In April 1994 BSH advised the Company that it had completed the sale of one of its most significant assets at far below expectations and distributed $15,000 from that sale to Mr. Rudolph in payment of the Rudolph Obligations. Since the asset sold by BSH was one of BSH's most significant sources of funds from which payments to creditors could be expected, the Company determined that future funds available to BSH to reduce the Rudolph Obligations guaranteed by the Company, if any, will be limited. As a result of this determination, in May 1994 the Company and Mr. Rudolph entered into an agreement wherein the Company's obligation under its guaranty was fixed at $584,800, of which the Company had previously recorded $150,500. Accordingly, fiscal 1994 operations include a loss on guaranty to related parties of $434,300.

          The terms of the agreement between the Company and Mr. Rudolph required the Company to pay Mr. Rudolph a minimum of $230,000 in 1994. However, in order to minimize potential corporate tax liability, the Company paid Mr. Rudolph a total of $512,100 in fiscal 1994, including $334,300 principal and $177,800 accrued interest.

          Pursuant to the terms of the agreement between the Company and Mr. Rudolph, interest is accrued at 7% on the remaining balance. Interest expense on amounts due Mr. Rudolph totalled $5,000 in 1995 and $37,900 in 1994.

          Subject to certain conditions, including a change in control of the Company, Mr. Rudolph has agreed to waive his rights to demand additional payment under the Company's guaranty until July 1996. In addition the Company has agreed to waive its rights to make future claims against the common stock of the Company presently or previously held by BSH. The Company's guaranty of payment of the balance due under the Rudolph Obligations, $106,000 at December 15, 1995, is secured by substantially all of the assets of the Company, including but not limited to the stock of the Company's Samurai subsidiary. The Company intends to reduce the balance due Mr. Rudolph as cash flow permits. Accordingly, the PAGE remaining outstanding balance, $105,000 at October 1, 1995, has been classified as a current liability in the financial statements.

          Insurance recovery from business interruption (fiscal 1994). Non-operating (expense) income in 1994 includes insurance proceeds from business interruption insurance equal to estimated profits lost as a result of Hurricane Andrew, net of continuing expenses. Insurance proceeds received attributable to business interruption, reduced by continuing expenses, were recognized as income over the time period the restaurant was closed for renovation. Insurance proceeds recognized as revenue attributable to business interruption, net of continuing expenses totalled $122,500 in fiscal 1994.

          Item 7.  FINANCIAL STATEMENTS
                   --------------------
               The following documents are filed on the pages listed below, as part of Part II, Item 7 of this report:

                                                                      Page
          Independent Auditors' Report                                 15
          Consolidated Financial Statements:
            Balance Sheets - October 1, 1995 and October 2, 1994       16
            Statements of Operations - Years ended October 1, 1995
            and October 2, 1994                                        17
            Statements of Stockholders' Equity - Years ended
               October 1, 1995 and October 2, 1994                     18
            Statements of Cash Flows - Years ended October 1, 1995
               and October 2, 1994                                     19
            Notes to Consolidated Financial Statements                 20

          PAGE

          INDEPENDENT AUDITORS' REPORT

          To the Board of Directors and Stockholders of Rudy's Restaurant Group, Inc.

          We have audited the accompanying consolidated balance sheets of Rudy's Restaurant Group, Inc. and Subsidiaries (the "Company") as of October 1, 1995 and October 2, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended October 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 1995 and October 2, 1994, and the results of their operations and their cash flows for each of the two years in the period ended October 1, 1995 in conformity with generally accepted accounting principles.

          DELOITTE & TOUCHE LLP
          Certified Public Accountants
          Miami, Florida
          December 15, 1995
          (December 26, 1995 as to Note 10)

          PAGE

           RUDY'S RESTAURANT GROUP, INC.
                        AND SUBSIDIARIES

                  Consolidated Balance Sheets

                      October 1, 1995 and
                        October 2, 1994

         Assets                                   1995           1994
         ------                              ------------   -------------
   Current Assets:
     Cash and cash equivalents               $ 1,476,652    $    341,477
     Accounts receivable (Note 4)                  5,915           8,113
   Inventories                                   162,685         153,222
   Prepaid expenses                              107,924         103,779
                                             ------------   -------------
       Total current assets                    1,753,176         606,591
                                             ------------   -------------
   Property and Equipment, net
     (Notes 2 and 3)                           2,094,841       2,076,434

   Goodwill, net of accumulated
     amortization of $309,441
     at October 1, 1995 and
     $288,464 at October 2, 1994                 529,658         550,635

   Other assets (Note 4)                         204,783         204,401
                                             ------------    ------------
                                             $ 4,582,458     $ 3,438,061
                                             ============    ============

       Liabilities and Stockholders' Equity

   Current Liabilities:
   Due to related parties (Note 8)           $   105,076    $    100,000
   Accounts payable and accrued
     expenses (Notes 5 and 7)                    840,364         692,774
                                             ------------   -------------
        Total current liabilities                945,440         792,774
                                             ------------   -------------
     Total liabilities                           945,440         792,774
                                             ------------   -------------
   Legal proceedings, commitments,
     contingencies and related party
     transactions (Notes 3, 8, 9 and 10)

   Stockholders' Equity:
   Preferred stock, $.01 par value.
     Authorized 10,000,000 shares,
     none issued.


   PAGE





   Common stock, $.01 par value.
     Authorized 30,000,000 shares;
     issued and outstanding 3,520,000
     shares (Notes 6 and 8)                      35,200           35,200
   Paid-in capital                           17,823,603       17,823,603
   Accumulated (deficit)                    (14,221,785)     (15,213,516)
                                            ------------     ------------
     Net stockholders' equity                 3,637,018        2,645,287
                                            ------------     ------------
                                            $ 4,582,458      $ 3,438,061
                                            ============     ============

               See accompanying notes to consolidated financial statements.

   PAGE

           RUDY'S RESTAURANT GROUP, INC.
                       AND SUBSIDIARIES

             Consolidated Statements of Operations

         Years ended October 1, 1995 and October 2, 1994

                                                    1995             1994
   Revenues:                                    -------------      ------------
    Net sales                                   $ 11,052,603       $ 9,664,379
    Other income                                      38,273            56,796
                                                -------------      ------------
    Total revenues                                11,090,876         9,721,175
                                                -------------      ------------
   Costs and expenses variable with revenues:
    Food, beverage and supplies                    3,267,129         2,809,674
    Labor and related costs                        2,684,946         2,316,097
      Total costs and expenses variable with    -------------       -----------
         revenues                                  5,952,075         5,125,771
                                                -------------      ------------
   Costs and expenses of restaurant operations:
    General operations                             3,251,503         2,998,114
    Depreciation and amortization                    243,852           170,217
                                                -------------      ------------
      Total costs and expenses of restaurant
        operations                                 3,495,355         3,168,331
                                                -------------      ------------
   Earnings from restaurant operations             1,643,446         1,427,073
                                                -------------      ------------
   Corporate overhead:
    General and administrative expenses               516,354           517,489
    Depreciation and amortization                      32,685            32,191
   Interest expense                                     6,126            44,864
                                                 -------------     -------------
       Total corporate overhead                       555,165           594,544
                                                 -------------     -------------
   Non-Operating (expense) income:
    Settlement cost and expense (Note 9)              (50,000)              ---
    (Loss) on guaranty (Note 8)                           ---          (434,312)
    (Loss) on retirement of assets                       (550)           (3,743)
    Insurance recovery from business
      interruption (Note 2)                               ---           122,465
                                                  ------------     -------------
       Total non-operating (expense) income           (50,550)         (315,590)
                                                  ------------     -------------
   Income before income taxes                       1,037,731           516,939

   Income tax expense (Note 7)                         46,000            65,000
                                                --------------      ------------
   Net Income                                   $     991,731       $   451,939
                                                ==============      ============

   PAGE





   Primary earnings per share                   $         .27       $       .12
                                                ==============      ============
   Fully diluted earnings per share             $         .26       $       .12
                                                ==============      ============
   Weighted average number of common shares
      and common equivalent shares outstanding      3,718,358         3,716,172
                                                ==============      ============


               See accompanying notes to consolidated financial statements.

   PAGE

                    RUDY'S RESTAURANT GROUP, INC.
                              AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                Years ended October 1, 1995 and October 2, 1994

                                                                         Net
                                                                        Stock-
                             Common      Paid-in     Accumulated      holders'
                              Stock      Capital      (Deficit)        Equity
                             --------  ------------  ------------- - ----------

   Balance October 3, 1993   $ 35,200  $ 17,823,603  $(15,665,455)  $ 2,193,348

   Net Income                     ---           ---       451,939       451,939
                             --------  ------------  -------------  -----------
   Balance October 2, 1994     35,200    17,823,603   (15,213,516)    2,645,287

   Net Income                     ---           ---       991,731       991,731
                             --------  ------------  -------------  -----------
   Balance October 1, 1995   $ 35,200  $ 17,823,603  $(14,221,785)  $ 3,637,018
                             ========  ============  =============  ===========





             See accompanying notes to consolidated financial statements.

   PAGE

                          RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Years ended October 1, 1995 and October 2, 1994

                                                        1995              1994
   CASH FLOWS FROM OPERATING ACTIVITIES:            ------------     -------------
    Net income                                      $   991,731      $    451,939
    Non-cash items:
     Depreciation and amortization                      276,536           212,171
     Loss on retirement of assets                           550             3,743
     Loss on guaranty to related parties                    ---           434,312
    Changes in assets and liabilities:
     Decrease in accounts receivable                      2,198            10,017
     Decrease in due from affiliate                         ---            18,368
     (Increase) in inventories                           (9,463)          (46,656)
     (Increase) in prepaid expenses and other assets     (4,144)          (11,223)
     Increase/(Decrease) in accounts payable and
       accrued expenses                                 161,999           (59,132)
     (Decrease) in deferred income                          ---          (177,157)
     Increase/(Decrease) in indebtedness to related
       parties                                            5,076          (139,936)
                                                   -------------   ---------------
     Total adjustments                                  432,752           244,507
                                                   -------------   ---------------
    Net cash provided by operating activities         1,424,483           696,446
                                                   -------------   ---------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
    Insurance recovery of property losses                  ---            409,157
    Proceeds from disposal of assets                       ---                100
    Capital expenditures                              (282,794)        (1,184,361)
    Principal received on purchase money note
      receivable                                           ---            293,042
    Increase in other assets                            (6,514)           (38,438)
                                                  -------------      -------------
   Net cash (used in) investing activities            (289,308)          (520,500)
                                                  -------------      -------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of debt                             ---            (13,178)
    Payments on guaranty to related parties                ---           (334,312)
                                                  -------------      -------------
   Net cash (used in) financing activities                 ---           (347,490)
                                                  -------------      -------------
   Net Increase/(Decrease) in Cash and
     Cash Equivalents                                1,135,175           (171,544)

   Cash and Cash Equivalents, Beginning of Year        341,477            513,021
                                                  -------------     --------------
   Cash and Cash Equivalents, End of Year          $ 1,476,652            341,477
                                                   ============     ==============
   PAGE





   Supplemental disclosures of cash flow information
     Cash paid for:
       Interest                                   $      6,000        $   185,000
                                                  =============       ============
       Income taxes                               $     42,000        $    66,000
                                                  =============       ============

   Accrued and unpaid asset additions at year end $     16,300        $    30,700
                                                  =============       ============



              See accompanying notes to consolidated financial statements.

   PAGE

                       RUDY'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Business. Rudy's Restaurant Group, Inc. (the "Company"), is a Nevada corporation which, through its wholly-owned subsidiaries, owns and operates six Samurai Japanese steak and seafood restaurants. The Company owns 100% of the stock of The Samurai, Inc. ("The Samurai"), Maxwell's International Inc. ("Maxwell's") and Rudy's Sirloin SteakBurgers, Inc. ("Rudy's").

          The Company's fiscal year includes either 52 or 53 weeks consisting of 13 four-week accounting periods or 12 four-week accounting periods and 1 five-week accounting period, ending on the Sunday closest to September 30. Fiscal years 1995 and 1994 include 52 weeks of operations.

          Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions are eliminated in consolidation.

          Cash Equivalents. The Company considers all highly liquid debt instruments with an initial maturity of three months or less to be cash equivalents for purposes of the statements of cash flows. Inventories. Inventories, consisting primarily of food, beverages and restaurant supplies, are stated at the lower of cost (first-in, first-out method) or market.

          Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line method over the lesser of the estimated useful life of the asset or the remaining term of the lease.

          Goodwill. The Company evaluates the propriety of goodwill, the excess of the purchase value of net tangible assets of acquired businesses over recorded value, and the related amortization policy periodically by review of many factors including current operating trends, the value of intangibles held by the Company such as trademarks and leasehold interests, and the current national economy particularly as it relates to the Company's business plan and operations. The Company's policy is to amortize goodwill using the straight-line method over forty (40) years. Under the current policy goodwill will be fully amortized in the year 2021.

          Income Taxes. The Company adopted SFAS No. 109 - "Accounting for Income Taxes", in fiscal year 1994. The adoption of this statement did not have a material effect on the financial position and results of operations of the Company.
          PAGE

          Earnings Per Share. Earnings per share is calculated using the weighted average number of shares of common stock outstanding and common stock equivalents if dilutive.

          Reclassifications. Certain items have been reclassified in the 1994 fiscal year statement of operations to conform with the fiscal 1995 presentation.

          NOTE 2: PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

                                       1995           1994     Useful lives
                                    -----------   -----------  ------------
          Leasehold improvements    $ 3,151,918   $ 3,133,941    3 - 25 yrs
          Restaurant equipment        1,573,427     1,412,475     3 - 7 yrs
          Office equipment              157,907       162,295     3 - 7 yrs
          Other                         259,638       250,572     2 - 7 yrs
                                    -----------   -----------  ------------
                                      5,142,890     4,959,283
          Accumulated depreciation
            and amortization          3,048,049     2,882,849
                                    -----------   -----------
                                    $ 2,094,841   $ 2,076,434
                                    ===========   ===========

          The Company suffered the almost complete destruction of its Miami restaurant when Hurricane Andrew struck South Florida in August 1992. As a result of this loss, the Company received insurance proceeds of approximately $692,500 attributable to business interruption. Insurance proceeds attributable to business interruption, net of continuing expenses, were recognized as income while the restaurant was closed for reconstruction. The restaurant reopened March 1994. Insurance proceeds attributable to business interruption, net of continuing expenses, totalled $122,500 in fiscal 1994. The total cost to reconstruct the restaurant was $1,430,000.

          NOTE 3: LEASES

          The Company leases land, restaurant buildings and other facilities under noncancellable operating leases expiring at varying times through 2011. Lease agreements frequently include renewal options and require the Company to pay all expenses related to the property. Certain leases include provisions for contingent rentals based on a percent of sales. Future minimum lease payments under noncancellable leases as of October 1, 1995 are as follows:

                                           Fiscal Year      Operating
                                              Ending         Leases
                                           -----------    -----------
                                               1996       $   675,456
          PAGE

                                               1997           700,457
                                               1998           662,889
                                               1999           647,551
                                               2000           657,551
                           Thereafter, through 2011         2,861,144
                                                          -----------
                                                          $ 6,205,048
                                                          ===========
          Rent expense is summarized as follows:
                                               1995           1994
                                             ---------    -----------
                   Minimum rentals           $ 648,485    $   604,614
                   Contingent rentals           91,080         83,948
                                             ---------    -----------
                   Total rent expense        $ 739,565    $   688,562
                                             =========    ===========

          NOTE 4: ACCOUNTS RECEIVABLE AND OTHER ASSETS

          Accounts receivable consists of credit card and other receivables.

          Other assets consist of the following:
                                                    1995         1994
                                                  ---------   -----------
          Liquor licenses, net of accumulated
          amortization of $31,225 and $28,656
          at 10/1/95 and 10/2/94, respectively    $  71,534   $    74,103
          Restaurant supplies                        80,577        74,063
          Deposits and other                         52,672        56,235
                                                  ---------   -----------
                                                  $ 204,783   $   204,401
                                                  =========   ===========

          NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses are summarized as follows:

                                                    1995         1994
                                                  ---------   ---------
          Trade accounts payable                  $ 372,409   $ 279,824
          Sales and property taxes                    8,031       5,425
          Accrued payroll and related costs         226,064     223,006
          Rent                                       90,866      52,551
          State and local income taxes               39,367      35,170
          Gift certificates payable                  23,130      21,385
          Professional fees                          23,805      28,801
          Insurance                                  39,634      32,403
          Other                                      17,058      14,209
                                                  ---------   ---------
                                                  $ 840,364   $ 692,774
                                                  =========   =========
          NOTE 6: CAPITAL STOCK
          PAGE

          The Company's 1985 Employee Stock Option Plan, as amended (the "Plan") terminated in May 1995. The Plan provided that options to purchase up to 600,000 shares of the Company's common stock may be granted. The Plan was designed so that either options intended to satisfy the requirements of the Internal Revenue Code with respect to "Incentive Stock Options" ("ISO's") or options that are not intended to satisfy such requirements ("Non ISO's") may be granted. Exercise prices for the options ranged from 100% to 110% of the fair market value of the Company's common stock, with the option price dependent upon whether the option was qualified as an ISO and whether the optionee had prior holdings in excess of 10% of the outstanding common stock at the time of the grant. The following summarizes stock option transactions for fiscal years ended 1995 and 1994:

          Options  outstanding October 3, 1993      266,656      $  .10 - $
          4.63
              Expired                                (8,531)              $
          2.76
          Options outstanding at  October 2, 1994  258,125      $   .10 - $
          4.63
              Expired                                (13,125)    $ 1.23 - $
          4.63
                                                 --------
          Outstanding and exercisable options
                at October 1, 1995                   245,000     $  .10 - $
          .15
                                                =========

          No options had been exercised at October 1, 1995. All outstanding options were exercised in December 1995 (see Note 8).

          NOTE 7: INCOME TAXES

          The Company adopted SFAS No. 109 "Accounting for Income Taxes" in fiscal 1994. Under SFAS No. 109, the effect of a change in tax rates is recognized for the tax consequences of temporary differences between book and taxable income in the period that includes the enactment date of the tax rate change. Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions and operating loss carryforwards. A valuation allowance is recognized to reduce net deferred tax assets to amounts that are more likely than not to be realized.

          The Company and its subsidiaries file a consolidated Federal income tax return. The Company's tax loss carryforwards total approximately $8,200,000, expiring 2001 through 2007. The Company also has certain unused business tax credits totalling approximately $170,000 which arose in fiscal 1995, 1994 and prior to 1989. The Company's unused business tax credits are limited by Federal regulation and expire in 1996 through 2010.

          The Company's Maxwell subsidiary has approximately $6,000,000 tax





          loss carryforwards in addition to the Company's consolidated tax loss carryovers. These losses arose in 1982 through 1986, are limited by Federal regulation and expire in 1997 through 2001. Maxwell's deferred tax assets total approximately $2,000,000; none of which have been recorded in the financial statements of the Company due to the uncertainties associated with the realization of tax benefits from the utilization of limited tax loss carryforwards.

          The Company's deferred tax assets (excluding Maxwell's) total approximately $2,980,000 related to tax loss carryforwards and unused business tax credit carryforwards. The Company's deferred tax liabilities total approximately $180,000 related to accelerated depreciation for tax purposes. No deferred tax assets or deferred tax liabilities have been recognized as a result of the Company's valuation allowance (total $2,800,000) established to reflect uncertainties associated with realization of tax benefits from the utilization of existing tax loss carryforwards and unused business tax credits.

          Income tax expense (benefit) includes the following:

                                                      Fiscal Years Ended
                                                    -----------------------
                                                        1995         1994
                                                    ---------    ---------
          Current State and local income taxes        $ 106,900   $  90,100
          Utilization of net operating loss
              carryforward                              (74,400)    (30,100)
          Federal income tax expense                    337,100     157,300
          Utilization of net operating loss
              carryforward                             (323,600)   (152,300)
                                                     ----------   ---------
          Income Tax Expense                          $  46,000   $  65,000
                                                      ==========  ==========

          The actual income tax rate for income differs from the expected statutory Federal income tax rate of 34% as follows:

                                                      Fiscal Years Ended
                                                      ------------------
                                                      1995        1994
                                                   ----------  ----------
          Expected Federal tax provision at
            statutory rate                         $ 352,800  $ 175,800
          Increase (decrease) in income
            taxes resulting from:





          State and local income taxes, net
            of Federal tax benefit                    70,600     59,500
          Tax effect of non-deductible items           7,100      7,100
          Alternative minimum tax                     13,500      5,000
          Change in Valuation:
            Tax benefits of utilization of
          net operating loss carryforwards          (398,000)  (182,400)
                                                    ---------  ---------
                                                    $ 46,000   $ 65,000
                                                    =========  =========

          Income taxes due currently and included in current liabilities, net of estimated taxes paid, total $39,400.

          NOTE 8:  RELATED PARTY TRANSACTIONS AND GUARANTEES

          Change in Control. Through June 1993 Bright Star Holding, Inc. ("BSH") owned 59.1% of the Company's common stock, and BSH's holdings in the common stock of the Company were held as collateral to secure certain of BSH's obligations to its major creditor, Chemical Bank, N.A. New York ("Chemical"). In April 1990 the Company, BSH, Chemical and certain of the Company's directors entered into an agreement whereby the Company was released from all guarantees to Chemical.

          In June 1993 Chemical agreed to release the Company's stock held as collateral for BSH's indebtedness and BSH agreed to sell 1,467,000 of the 2,080,000 shares released by Chemical to Douglas
          M. Rudolph, a director, Chairman of the Company's Board of Directors and President of the Company ("Mr. Rudolph"). As a result of these transactions at October 2, 1994 Mr. Rudolph owned 56.3% of the Company's then outstanding common stock. During fiscal 1995 Mr. Rudolph sold 100,000 shares of stock and in December 1995 Mr. Rudolph exercised options granted in 1992 to purchase 200,000 shares of common stock under the employee stock option plan (see Note 6). Mr. Rudolph held 53.4% of the Company's outstanding common stock at October 1, 1995 and 55.3% of the Company's common stock at December 15, 1995. BSH holds 12.8% and 11.9% of the Company's outstanding common stock at October 1, 1995 and December 15, 1995, respectively.

          Transactions with Majority Shareholder, Officer and Director. Guarantees. In connection with the acquisition of Rudy's in 1985, the Company guaranteed payment of certain obligations of BSH to the former owners of Rudy's, including Mr. Rudolph (the "Rudolph Obligations"). BSH had been in default under certain of the Rudolph Obligations since 1989. However, until and through December 1993, BSH owned certain assets which, upon disposition, were expected to provide BSH with resources to pay the Rudolph Obligations in full or in part. In April 1994 BSH advised the Company that it had completed the sale of one of its most significant assets at far below expectations and distributed $15,000 from that sale to Mr. Rudolph in payment of the Rudolph Obligations. Since the asset sold by BSH was one of BSH's most





          significant sources of funds from which payments to creditors could be expected, the Company determined that future funds available to BSH to reduce the Rudolph Obligations guaranteed by the Company, if any, will be limited. As a result of this determination, in May 1994 the Company and Mr. Rudolph entered into an agreement wherein the Company's obligation under its guaranty was fixed at $584,813, of which the Company had previously recorded $150,501. Accordingly, fiscal 1994 operations include a loss of $434,312 as a loss on guaranty to related parties.

          The terms of the agreement between the Company and Mr. Rudolph required the Company to pay Mr. Rudolph a minimum of $230,000 in 1994. However, in order to minimize potential corporate tax liability, the Company paid Mr. Rudolph a total of $512,100 in fiscal 1994, including $334,300 principal and $177,800 accrued interest. Interest is accrued at 7% on the outstanding principal balance due. Interest on amounts due Mr. Rudolph totalled $5,000 in 1995 and $37,900 in 1994.

          Subject to certain conditions, including a change in control of the Company, Mr. Rudolph agreed to waive his rights to demand additional payment under the Company's guaranty until July 1996 and the Company has agreed to waive its rights to make future claims against the common stock of the Company presently or previously held by BSH. The Company intends to reduce the balance due Mr. Rudolph as cash flow permits. Accordingly, the remaining outstanding balance, $105,076 at October 1, 1995, has been classified as a current liability in the financial statements.

          Employment Agreement. The Company has an employment agreement with Mr. Rudolph and a consulting agreement with a company wholly owned by Mr. Rudolph. These agreements provide a total annual compensation of $150,000, a possible incentive bonus up to $100,000 annually to be determined by the board of directors, and reimbursements for certain expenses incurred. No bonus was awarded in fiscal 1995 or 1994. Amounts paid or accrued under these agreements and for continuing services rendered and expenses incurred totalled $160,800 in 1995 and 1994.

          Transactions with BSH. Prior to 1990 the Company and BSH entered into numerous intercompany transactions resulting in a balance due the Company by BSH of $18,400 at October 3, 1993, of which $2,800 was received in fiscal 1994. The balance, $15,600, was included in general and administrative expense in fiscal 1994.

          Other. Each director receives an annual fee of $12,000 plus $1,000 per meeting attended. Director fees and costs totalled $36,000 in 1995 and 1994.

          NOTE 9: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

          In  May  1995  the   Company's  Samurai  subsidiary  and  certain





          employees of The Samurai were named defendants in a lawsuit alleging discrimination under the Civil Rights Act of 1870, 42 U.S.C. 1981, as amended (1992 Supp).

          Although the Company believes that the claims as set forth in the complaint are without merit, due to the prohibitive costs of defending such allegations, in September 1995 the Company and Plaintiff entered into a Settlement Agreement wherein, in return for certain monetary consideration, the Plaintiff agreed to release all existing claims against the Company and its employees. Pursuant to the terms of the Agreement the complaint was dismissed in

          September 1995. The costs of settlement, including legal fees incurred, totalled approximately $50,000. Accordingly, the Company recorded a nonrecurring charge of $50,000, included in the accompanying statements of operations as non-operating expense.

          Although the Company is not currently a party to any significant ongoing legal proceedings, the Company is subject to such legal proceedings and claims as may arise in the ordinary course of its business that cover a wide range of matters, including but not limited to such matters as workers compensation, general liability and products liability claims. While there are presently no ongoing proceedings, because the Company carries comprehensive insurance to assist in limiting the Company's exposure to financial loss as a result of substantially all claims as may arise in the normal course of business, such proceedings and/or claims will not, in the opinion of management based upon the information it presently possesses, have a material adverse effect on the financial position of the Company.

          NOTE 10: SUBSEQUENT EVENT (UNAUDITED)

          On December 26, 1995 the Company, through its Maxwell's subsidiary, signed an Asset Purchase and Sale Agreement (the "Agreement") to acquire substantially all of the assets and business operations of four Japanese steak and seafood restaurants owned by Asian Restaurants International, Inc. for a total of $2,400,000. The Agreement calls for an initial payment of approximately $600,000 cash, the issuance of notes totalling $1,400,000, payable over four years, and the signing of a non-compete and consulting agreement requiring payment of $400,000 over five years.

          The acquisition of the assets and business operations is subject to various conditions, including, but not limited to, inspections of the properties and the books and records. The Company expects this acquisition, which will be treated as a purchase, will be completed in the second quarter of the Company's 1996 fiscal year.

          The following unaudited  proforma condensed  balance sheet  gives





          effect to this acquisition as if it had occurred at October 1, 1995.

                                               Proforma Condensed
                               -------------------------------------------
                                                   Proforma
          Assets                 As Reported      Adjustments    Proforma
          ------                 -----------     ------------   -----------
           Cash                 $ 1,477,000     $  (600,000)   $   877,000
           Net property and
             equipment            2,095,000       1,675,000      3,770,000
           All other assets       1,010,000         725,000      1,735,000
                                -----------     ------------   -----------
                                $ 4,582,000     $ 1,800,000    $ 6,382,000
                                ===========     ============   ===========

          Liabilities and
          Stockholders Equity
          ------------------------
           Notes payable, current $      ---     $   314,000    $   314,000
           All other liabilities     945,000         400,000      1,345,000
           Notes payable,
             long-term                   ---       1,086,000      1,086,000
           Stockholders equity     3,637,000             ---      3,637,000
                                 -----------     ------------   -----------
                                 $ 4,582,000     $ 1,800,000    $ 6,382,000
                                 ===========     ============   ===========

          The   following  unaudited   proforma  consolidated   results  of
          operations give effect to the proposed acquisition as though it had occurred October 3, 1993.
                                               October          October
          Fiscal Years Ended                   1, 1995          2, 1994
                                             ------------     ------------
            Revenues                         $ 17,319,000     $ 15,989,000
                                             ============     ============
            Net Income                       $  1,612,000     $  1,129,000
                                             ============     ============
            Net income per share:
               Primary                       $        .43     $        .30
                                             ============     ============
               Fully diluted                 $        .43     $        .30
                                             ============     ============

          Permitted proforma adjustments include only the effects of events
          directly   attributable  to  a  transaction  that  are  factually
          supportable and expected to have a continuing impact. Proforma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are, under most circumstances, not
          permitted.  For  purposes  of   presenting  the  above  unaudited
          consolidated results of operations certain proforma adjustments were made including adjustments to depreciation, interest expense and general and administrative expense to reflect the effect of the acquisition and the Company's basis in the assets to be





          acquired.

          The unaudited proforma information is presented to provide the reader with information about the continuing impact of this proposed acquisition by showing how it might have affected historical financial statements and is not necessarily indicative of results of operations that would have occurred had the acquisition been made on October 3, 1993 or of future results of operations of the Company.

          Item  8.  CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
          ACCOUNTING
                  AND FINANCIAL DISCLOSURE

                None.

                                        PART III

          Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT;
                  ---------------------------------------------------

            (a)   Identification of Directors.
                  ----------------------------
          The following sets forth certain information with respect to all directors of the Company:

                Name           Age   Position and                  Term of
                                     Offices Held                  Office
          ------------------   ---   -------------               ----------
          --
          Douglas M.  Rudolph    44     President,  Chairman of the   1985-
          Present
                                     Board, Chief Executive
                                     Officer, Secretary and
                                     Director

          Peter Graham          40     Director                       1986-
          Present

          Eli Boyer             76     Director                       1986-
          Present

          Pursuant to the Company's By-Laws, as amended in fiscal 1988, the Board of Directors is divided into four classes defined with the purpose of providing for continuity of management by staggering the term of office of each director. The term of office of Class A expires in one year and the term of office of the remaining three classes expires in the second (Class B), third (Class C) and fourth (Class D) succeeding years. Subsequent terms of office for each class expire the fourth year after election to the initial term of office.

          Mr. Boyer comprises the member of Class A, the term of which was to have expired in 1991. Mr. Graham comprises the member of Class B which was to have expired in 1993. Mr. Rudolph comprises the member of Class D, the term of which was to expire in 1991. The terms of all the directors have been extended until the next Meeting of Shareholders.

          Mr. Rudolph is a director, President and Chairman of the Board of Rudy's Restaurant Group, Inc. and its subsidiaries and has held





          these positions since prior to 1990. He is also a member of the Executive Committee and the Transactions Committee of the Company's Board of Directors. Mr. Rudolph has been the principal shareholder and president of Rudolph Entertainment, Inc. ("REI", formerly Rudolph Foods, Inc.) since 1983. Mr. Rudolph is a registered

          Florida real estate salesman.

          Peter Graham was elected a director of the Company in June 1986. In addition, he is a member of the Executive Committee, Transactions Committee, Stock Option and Executive Compensation Committee and Audit Committee of the Company's Board of Directors. Mr. Graham is a principal and director at Ladenburg Thalmann & Co. Inc., an investment banking firm, and has been associated with such firm for over ten years. Mr. Graham served as a director of BSH and Safety Harbor Corporation through February 1990 at which time he resigned from these boards. Mr. Graham also serves as a director of SPI-Suspension and Parts Industries Ltd., Regency Equities Corp., Prism Entertainment Corp. and Seventh Generation.

          Eli Boyer was elected a director of the Company in April 1986. In addition, he is a member of the Stock Option and Executive Compensation Committee and Audit Committee of the Company's Board of Directors. Previously Mr. Boyer was a senior partner in the accounting firm of Laventhol & Horwath. Mr. Boyer now performs consulting services. He is a director of Fries Entertainment, Inc., a company engaged in the television entertainment business. Mr. Boyer was formerly a director of Safety Harbor Corporation, and The Horn and Hardart Company.

            (b) Identification of Executive Officers.
                -------------------------------------

          The following sets forth certain information with respect to all executive officers of the Company:

                 Name          Age             Position(s) Held
          ------------------   ---    -------------------------------------
          --
          Douglas M. Rudolph    44    President, Chief Executive Officer,
                                      Secretary and Director

          Marie G. Peterson     48    Vice President, Treasurer, Chief
                                      Operating and Financial Officer


          See "Identification of Directors" for a biography of Mr. Rudolph.

          Ms.  Peterson is  the Vice  President  of Finance,  Treasurer and
          Chief Financial Officer of Rudy's Restaurant Group, Inc. and its subsidiaries and has held these positions since prior to 1990.
          She  was named  Chief Operating  Officer of  the Company  and its





          subsidiaries in 1995.

              (c) Compliance with Section  16(a) of the Securities Exchange
          Act
          -----------------------------------------------------------

          Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership of the Company's Common Stock and any other equity securities of the Company with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed.

          Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that all its executive officers, directors and greater than 10% shareholders complied with all filing requirements applicable to them during 1995.

          Item 10. EXECUTIVE COMPENSATION
                   ----------------------

                   Cash Compensation
                   -----------------

          The following sets forth certain information with respect to annual compensation for all executive officers of the Company for fiscal years ended October 1, 1995, October 2, 1994 and October 3, 1993:

  Name and Principal     Year                                       Options
  Position(s) Held       Ended    Salary      Bonus      Other      Granted
  ------------------     -----   --------   --------    -------     -------
  Douglas M. Rudolph,
  President, CEO,
  Secretary, Director    1995    $150,000     None      $22,800       None
                         1994    $150,000     None      $22,800       None
                         1993    $150,000   $100,000    $22,800       None

  Marie G. Peterson,
  VP, Treasurer, COO
  and CFO                1995     $84,000     None        None        None
                         1994     $84,000     None        None        None
                         1993     $84,000    $36,000      None        None





          Mr. Rudolph's other compensation includes an annual expense allowance of $10,800 and annual Director's fees of $12,000.

          The executive officers of the Company are provided with insurance coverage under the Company's group medical plan under the same terms and conditions as are available to other salaried employees.

          Mr. Rudolph renders services to the Company on a full time basis pursuant to the terms of an employment agreement and a consulting agreement with his wholly owned company, REI. These agreements provide Mr. Rudolph a total annual compensation of $150,000, reimbursement for certain expenses incurred by him, and a possible annual incentive bonus of up to $100,000 annually as determined by the Company's Board of Directors (the "Board"). The Company believes that the terms of its existing arrangements with Mr. Rudolph are no less favorable to the Company than similar arrangements which might have been entered into with similarly qualified unrelated parties. All references to such employment agreement and consulting agreement are qualified in entirety by reference to Exhibits 10.19 and 10.20 of this report, respectively.

          Ms. Peterson renders services to the Company on a full time basis pursuant to the terms of an employment agreement entered into in February 1990. The initial term of the employment agreement was for a term of one year with certain renewal periods, as agreed by the parties. All references to such employment contract are qualified in its entirety by reference to Exhibit 10.11 of this report.

          Each director (including employee directors) earns an annual fee of $12,000 for serving on the Board of Directors plus $1,000 per meeting attended. In addition, the Company reimburses all directors for travel and other reasonable and normal expenses incurred on behalf of the Company. Directors fees totalled $36,000 in 1995 and 1994. Payment of accrued directors fees totalled $36,000 in 1995 and 1994.

          Employee Stock Option Plan
          --------------------------

          The Company's 1985 Employee Stock Option Plan, as amended (the "Plan") terminated in May 1995. The Plan provided that options to purchase up to 600,000 shares of the Company's Common Stock may be granted. The Plan was designed so that either options that are intended to satisfy the requirements of the Internal Revenue Code with respect to "Incentive Stock Options" ("ISO's") or options that are not intended to satisfy such requirements ("Non ISO's") were authorized.

          Pursuant to Plan provisions, the Board designated the Stock Option and Executive Compensation Committee (the "Committee"),





          consisting of Messrs. Graham and Boyer, to administer the Plan. Within the applicable limits of the Plan, the Committee had full authority to select from among eligible individuals those to whom options would be granted under the Plan, the number of shares subject to each option and the price, terms and conditions of any options to be granted thereunder. The Board of Directors had full authority to amend the Plan, provided, however, that any amendment which (i) increases the number of shares which may be the subject of stock options granted under the Plan, (ii) expands the class of individuals eligible to receive options under the Plan, (iii) increases the period during which options may be granted or the permissible term of options under the Plan, or
          (iv) decreases the minimum exercise price of such options, could only be adopted by the Board of Directors, subject to shareholders approval.

          Executive officers and key employees of the Company and its subsidiaries were eligible to receive options under the Plan. The exercise price of any option was to be not be less than 100% (or, in the case of an ISO granted to a 10% shareholder, 110%) of the fair market value of the shares purchasable thereunder on the date of grant.

          Payment for shares purchased upon the exercise of options were authorized to be made in cash, certified check or by transfer to the Company of a number of shares of the Company's Common Stock whose aggregate market value is equal to the aggregate option price  (provided  that,  unless  waived by  the  Committee,  with respect to
          options issued after April 19, 1988 the shares of Common Stock shall have been owned at least six months). This latter provision would include the "pyramiding" of shares in successive simultaneous exercise. Thus, an optionee could initially exercise an option in part, acquiring a few shares of Common Stock, and thereafter effect further exercises of the option, using the Common Stock acquired upon the earlier exercises to pay for the increasingly greater number of shares received on each successive exercise. This procedure would permit an optionee to pay the option price with only a single share of Common Stock and to acquire a number of shares of Common Stock having an aggregate fair market value equal to the excess of (a) the fair market value of all shares to which the option relates over (b) the aggregate exercise price under the option. The Company was authorized to make loans to an optionee for the purpose of fully or partially exercising an option under the Plan.

          From June 1, 1985 to May 1, 1995, employees received options to purchase 538,155 shares of Common Stock of which 245,000 were exercisable and were exercised in December 1995. The weighted average option price under such options is $.13 per share.

          Inasmuch as the purpose of the Plan was to attract and retain qualified employees, the Company intends to establish an employee stock option plan with terms similar to those outlined herein in





          1996.

          The above summary is qualified in its entirety by reference to a full description of the Plan, found in Exhibit 10.1 of this report.

          Stock Options of Executive Officers
          -----------------------------------

          The following sets forth certain information with respect to stock options granted executive officers of the Company under the Company's 1985 Employee stock option plan.

                                                           All Officers
                                    Douglas M.   Marie G.  consisting of
  Stock Options                     Rudolph     Peterson  two individuals
  ----------------------------    ----------   ---------      ------------
  ----
  Options granted June 1985 through
      October 1, 1995              248,750         53,125        301,875
  Average per share exercise price $   .12        $   .73       $    .25
  Options exercised June 1985 through
      October 1, 1995                None          None          None
  Options expiring June 1985 through
      October 1, 1995                48,750         13,125        61,875
  Unexercised Options at October
      1, 1995                       200,000         40,000       240,000

          The exercise price of each option is at or above the approximate fair market value of the Company's Common Stock on the date the option was granted. Directors who are not executive officers of the Company have not received any options to purchase shares of Common Stock. All unexercised options at October 1, 1995 were exercised in December 1995.


          Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT
 --------------------------------------------------------

            (a)    Security Ownership of Certain Beneficial Owners
                   -----------------------------------------------

          The following sets forth certain information as of December 15, 1995 with respect to the Common Stock of the Company beneficially owned by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities. The percent of common stock shown is as of December 15, 1995 and includes the effect of 245,000 shares issued pursuant to the terms of options exercised in December 1995:

          Name and Address of          Amount and Nature of         Percent
          of
          Beneficial Owner               Beneficial Ownership        Common
          Stock
          ---------------------       --------------------       ----------
          --
          Bright Star Holding, Inc.
          101 Convention Center Drive
          Las Vegas, NV 89109                450,000                 12.0%

          Douglas M. Rudolph
          4000 Towerside Terrace
          Miami, FL 33138                  2,081,100*                55.3%

          *Does not include (i) 7,500 shares owned by Judi Male, Mr. Rudolph's sister, (ii) 7,500 shares owned by Richard Rudolph, Mr.

          Rudolph's brother, or (iii) 12,900 shares owned by Muriel Rudolph, Mr. Rudolph's mother. Mr. Rudolph may be deemed a parent of the Company as that term is defined under the Securities Act of 1933.as amended.

            (b)   Security Ownership of Management
                  --------------------------------

          The following sets forth certain information as of December 15, 1995 with respect to the Common Stock of the Company beneficially owned by all directors and nominees (other than directors listed as principal shareholders in the preceding table) and by all executive officers and directors as a group. The persons identified in this table have sole voting and investment power with respect to the shares according to information furnished to the Company by each of them.

          Name of Individual or         Amount of Beneficial     Percent of
          Identity  of Group                     Ownership           Common
          Stock*

          Eli Boyer                           1,000               Less than
          1%





          Peter Graham                        100,000
          2.7%

          Marie  G. Peterson                   40,000
          1.1%

          All executive officers and
          directors as a group
          (consisting of 4 individuals)
          including 1,982,100 shares
          outstanding at October 1,
          1995 and 240,000 shares issued
          December 1995 pursuant to
          options exercisable October
          1, 1995                           2,222,100
          59.0%

          *  Percent shown is  of 3,765,000 shares  outstanding at December
          15, 1995

            (c)  Change in Control
                 -----------------

          In June 1993 BSH sold 1,467,000 of the 2,080,000 shares then held by BSH to Douglas M. Rudolph. As a result of this transaction, there was a change in control of the Company. At December 15, 1995, Mr. Rudolph holds 55.3% of the Company's outstanding Common Stock and BSH holds 12% of the Company's outstanding Common Stock.

          A change in control of the Company constitutes an event triggering certain severance provisions of certain employment contracts between the Company and its executive officers. However, as of December 15, 1995 the Company's executive officers have not elected to exercise their rights under such severance provisions.

          Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                    ----------------------------------------------

          See Note 8 to the Company's financial statements regarding transactions with BSH, the Company's majority shareholder and related transactions.

                                   PART IV

          Item 13.  EXHIBITS  AND REPORTS ON FORM 8-K.
                    ----------------------------------
            (a) Exhibits
                --------
          3.1    Amended and  Restated  Articles  of  Incorporation of  the
          Company    dated April  24,  1986. Incorporated  by  reference to
          Exhibit 3.1 to The Company's Registration Statement on Form S-18 as filed with the Securities and Exchange Commission File No. 33-





          5362, effective June 18, 1986 (the "Registration Statement").

          3.2  By-Laws of the Company. Incorporated by reference to Exhibit
          3.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 5, 1988.

          4.1    Specimen of  Common  Stock Certificate.    Incorporated by
          reference to Exhibit 4.1 of the Registration Statement.

          4.2 $750,000 10% Convertible Subordinated Secured Note of Rudy's Sirloin SteakBurgers, Inc. issued to Douglas M. Rudolph. Incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1987 (the "1987 Form 10-K").

          4.3 $750,000 10% Convertible Subordinated Secured Note of Rudy's Sirloin SteakBurgers, Inc. issued to Sidney J. Rudolph.
          Incorporated by reference to Exhibit 4.3 of the 1987 Form 10-K.

          4.4   $296,250  Promissory Note  of Rudy's  Sirloin SteakBurgers,
          Inc. issued to Douglas  M. Rudolph, as amended.   Incorporated by
          reference to Exhibit 4.4 of the 1987 Form 10-K.

          4.5   $296,250  Promissory Note  of Rudy's  Sirloin SteakBurgers,
          Inc.  issued to Sidney J.  Rudolph, as amended.   Incorporated by
          reference to Exhibit 4.5 of the 1987 Form 10-K.

          4.6 Rights Agreement dated as of April 21, 1988 between Rudy's Restaurant Group, Inc. and Bank of America National Trust and Savings Association. Incorporated by reference to Exhibit 2.1 of the Company's Form 8-A dated May 6, 1988.

          10.1 1985 Employee Stock Option Plan of the Company, as amended. Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1988 (the "1988 Form 10-K").

          10.2 Non-transferable Stock Purchase Warrant issued to Sidney J. Rudolph. Incorporated by reference to Exhibit 10.3 of the Registration Statement.

          10.3   Non-transferable  Stock  Purchase Warrant  issued to  Judi
          Male.    Incorporated   by  reference  to  Exhibit  10.3  of  the
          Registration Statement.

          10.4  Amendment  to Employment  Agreement dated as  of April  30,
          1989        among Rudy's  Restaurant Group, Inc.,  Rudy's Sirloin
          SteakBurgers, Inc., The Samurai, Inc. and Douglas M. Rudolph. Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1989 (the "1989 Form 10-K").

          10.5   Consulting Agreement dated  as of October  1, 1988 between
          Rudy's Restaurant Group, Inc. and Peter Graham.   Incorporated by





          reference to Exhibit 10.8 of the 1988 Form 10-K.

          10.6     Collateral  Agreement  between  BSH   and  the  Company.
          Incorporated by reference to Exhibit 10.13 of the Registration Statement.

          10.7 Acquisition Agreement dated as of October 21, 1985 among the Company, BSH, Sidney J. Rudolph, Douglas M. Rudolph and Rudy's Sirloin SteakBurgers, Inc. Incorporated by reference to
          Exhibit 10.5 of the Registration Statement.

          10.8 Directors and Officers Liability Indemnification Agreement dated as of April 1, 1987 among BSH and the officers and directors of BSH, the Company and all subsidiaries thereof, Directors and Officers Liability Indemnification Trust dated April 1, 1987 among BSH, as Settlor, and Jeffrey Mischel, Peter Graham, and Eli Boyer, as original Co-Trustees; Mortgage dated April 3, 1987 from BSH to Directors and Officers Liability Indemnification Trust. Incorporated by reference to Exhibit
          10.12 of the 1987 Form 10-K.

          10.9 Loan and Security Agreement dated as of December 8, 1988 by and among Rudy's Restaurant Group, Inc., Rudy's Sirloin SteakBurgers, Inc., The Samurai, Inc. and Heller Financial, Inc. Incorporated by reference to the Company's Report on Form 8-K dated December 19, 1988.

          10.10 Letter Agreement dated December 8, 1988 among Donald Schupak, Rudy's Restaurant Group, Inc., Rudy's Sirloin SteakBurgers, Inc., The Samurai, Inc. and Heller Financial, Inc. Incorporated by reference to Exhibit 10.13 to the 1988 Form 10-K.

          10.11 Form of Employment Agreement between the Company and certain of its executive officers. Incorporated by reference to
          Exhibit 10.11 to the December 24, 1989 Form 10-Q.

          10.12  Stipulation of Settlement filed in that certain action
          ------------------------------------------------------
          styled Chemical Bank v. Bright Star Holding, Inc., Rudy's
          ---------------------------------------------------------
            Restaurant  Group, Inc., Sidney Rudolph and Douglas
            Rudolph,
 ----------------------------------------------------------
       (U.S.District Court,Southern Districtof NewYork) 89
          Civ. 0609 (WK) dated April 20, 1990. Incorporated by reference to the Company's Current Report on Form 8-K dated April 25, 1990.

          10.13 Agreement for Acquisition of Assets and Assumption of Certain Liabilities of Rudy's Sirloin SteakBurgers, Inc. by and between Rudy's Sirloin SteakBurgers, Inc. and Euro- American
          Holding    Corporation,   Inc.,   dated    December   24,   1990;





          Indemnification and Security Agreement from RSSB, Inc., a Florida corporation in favor of Rudy's Sirloin SteakBurgers, Inc., executed on January 25, 1991; Guaranty of payment from Euro-American Holding Corporation, Inc., a Florida Corporation and East-West Logistics, Inc., a Liberian corporation, in favor of Rudy's Sirloin SteakBurgers, Inc., dated January 25, 1991; Agreement for Sale and Purchase of Proprietary Information dated December 24, 1990. Incorporated by reference to the Company's Report on Form 8-K dated January 25, 1991.

          10.14 Asset Purchase Agreement by and between Rudy's Sirloin SteakBurgers, Inc. and Supreme Chicken of Kendall, Inc. dated 10/30/90. Incorporated by reference to the Company's Report on Form 8-K dated January 25, 1991.

          10.15 Settlement Stipulation and Agreement dated April 9, 1991 by and between Chester Del Bello, Trustee for the Amended and Restated Irrevocable Trusts for Dale Del Bello Jr. and Danielle Del Bello and The Samurai, Inc. and Rudy's Restaurant Group, Inc. Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 17, 1991.

          10.16 Settlement Stipulation dated April 7, 1992 by and between 12605 Biscayne, Rudy's Restaurant Group, Inc. and Rudy's Sirloin SteakBurgers, Inc. Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 15, 1992.

          10.17 Joint Stipulation of the Parties to Settlement dated June 24, 1992 by and between Metlife Capital Corporation, Rudy's Sirloin SteakBurgers, Inc. and Rudy's Restaurant Group, Inc. Incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 7, 1992.

          10.18 Joint Motion for Approval of Stipulation and Compromise of Claim dated December 17, 1992 by and between RSSB, Inc., and Rudy's Sirloin SteakBurgers, Inc. Incorporated by reference to
          Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1993 (the "1992 Form 10-K").

          10.19   Employment  Agreement  by and  between Rudy's  Restaurant
          Group, Inc. and Douglas M. Rudolph dated July 1, 1992 and Amendment to Employment Agreement dated April 1, 1992. Incorporated by reference to Exhibit 10.19 of the 1992 Form 10-K.

          10.20 Consulting Agreement by and between The Samurai, Inc. and Rudolph Entertainment, Inc. ("REI") dated April 1, 1992. Incorporated by reference to Exhibit 10.20 of the 1992 Form 10-K.

          10.21 Rudolph Obligation Agreement by and between Rudy's Restaurant Group, Inc. and Douglas M. Rudolph dated June 1, 1994. Incorporated by reference to Exhibit 10.21 of the 1994 Form 10-K.





          22   Subsidiaries of the  Company.  Incorporated  by reference to
          Exhibit 22 of the 1986 Form 10-K.

            (b )  Reports on Form 8-K:
                  --------------------

                  None.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RUDY'S RESTAURANT GROUP, INC.
                                                  (Registrant)

                                          By: /s/   Douglas M. Rudolph
                                              -------------------------
                                              Douglas M. Rudolph
                                              Chief Executive Officer
                                              Chairman of the Board

          Dated:   January 12, 1996
                 --------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Douglas M. Rudolph     President, Chairman  January 12, 1996
-----------------------   ofthe Board, Chief
Douglas M. Rudolph        Executive Officer,
                          Secretary and Director

/s/ Marie G. Peterson      Vice President,        January  12, 1996
---------------------     Treasurer, Chief
Marie G. Peterson         Financial and
                          Operating Officer,
                          and Principal
                          Accounting Officer

/s/  Eli Boyer           Director                January 12, 1996
-----------------------
Eli Boyer

/s/  Peter Graham        Director               January 12, 1996
-----------------------
Peter Graham