Form 10QSB
period 1995-12-24
RUDYS RESTAURANT GROUP INC
filed 1996-02-13
CIK 793026

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB

            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ----- SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended    December 24, 1995
                                         ------------------------

          Commission File Number 0-14650

          RUDY'S RESTAURANT GROUP, INC.

          Nevada                                 88-0210808
          -------------------------------      ----------------
          (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)       Identification No.)


          11900 Biscayne Blvd., Suite 806, Miami, FL        33181
          -------------------------------------------     ---------
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

          Yes     X         No
              ---------         ---------

          APPLICABLE ONLY TO CORPORATE ISSUERS:
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at February 9, 1996
          -------------------------         -------------------------------
           Common Stock, par value                      3,765,000
               $.01 per share





                            RUDY'S RESTAURANT GROUP, INC.
                                 AND SUBSIDIARIES

                                       INDEX


          PART I.  FINANCIAL INFORMATION                               Page
                                                                       ----
          Item 1.  Financial Statements

          Consolidated Balance Sheets - December 24, 1995
            and October 1, 1995                                           3

          Consolidated Statements of Operations -
            Twelve weeks ended December 24, 1995 and
            December 25, 1994                                             4

          Consolidated Statements of Cash Flows -
            Twelve weeks ended December 24, 1995 and
            December 25, 1994                                             5

          Notes to Consolidated Financial Statements                      6

          Item 2.Management's Discussion and Analysis of
            Results of Operations                                         8


          PART II.  OTHER INFORMATION

          Item 5:  Other Information
                   Acquisition of Businesses                             10

          Item 6:  Exhibits
                   (a) Combined Financial Statements, including auditor's report thereon of Asian Restaurants, Inc., Kyoto Restaurants,
          Inc., Kyoto West, Inc. and Kyoto North, Inc.                   14

                   (b) 10.22 Asset Purchase and Sale Agreement by and between Asian Restaurants International, Inc., Kyoto West,
          Inc., Kyoto North, Inc., Kyoto Restaurants, Inc. and Asian Restaurants, Inc. ("Seller") and Maxwell's International, Inc.
          ("Buyer") dated December 27, 1995                              31

                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                    12/24/95       10/1/95
        ASSETS                                    ------------   ------------
                                                  (unaudited)
        Current Assets:
          Cash and cash equivalents               $ 1,633,614    $ 1,476,652
          Accounts receivable (Note 3)                 34,507          5,915
        Inventories                                   170,799        162,685
        Prepaid expenses                               69,443        107,924
                                                  ------------   ------------
            Total current assets                    1,908,363      1,753,176
                                                  ------------   ------------
        Property and Equipment, net                 2,070,561      2,094,841

        Goodwill, net of accumulated
          amortization of $314,283
          at December 24, 1995 and
          $309,441 at October 1, 1995                 524,816        529,658

        Other assets                                  225,029        204,783
                                                  ------------   ------------
                                                  $ 4,728,769    $ 4,582,458
                                                  ============   ============
        LIABILITIES AND STOCKHOLDERS' EQUITY

        Current Liabilities:
        Due to related parties                    $   106,247    $   105,076
        Accounts payable and accrued expenses         714,183        840,364
                                                  ------------   ------------
             Total liabilities                        820,430        945,440
                                                  ------------   ------------

        Commitments, contingencies and subsequent event (Note 2)

        Stockholders' Equity:
        Preferred stock, $.01 par value.
          Authorized 10,000,000 shares,
          none issued.
        Common stock, $.01 par value.
          Authorized 30,000,000 shares;
          issued and outstanding 3,765,000 shares      37,650         35,200
        Paid-in capital                            17,852,403     17,823,603
        Accumulated (deficit)                     (13,981,714)   (14,221,785)
                                                  ------------   ------------
          Net stockholders' equity                  3,908,339      3,637,018
                                                  ------------   ------------
                                                  $ 4,728,769    $ 4,582,458
                                                  ============   ============


            See accompanying notes to consolidated financial statements.





                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                       Twelve Weeks Ended
                                                     12/24/95      12/25/94
                                                   -----------   -----------
        Total Revenues                             $ 2,517,943   $ 2,450,531

        Cost and expenses variable with revenues     1,315,416     1,324,467
        Restaurant operating expenses                  748,221       751,692
        Depreciation and amortization                   60,573        73,387
                                                   -----------   -----------
         Total restaurant expenses                   2,124,210     2,149,546

        Earnings from restaurant operations            393,733       300,985

        General and administrative expenses            131,291       122,933
        Interest expense                                 1,171         1,674
        Other expense
          Loss on retirement of assets                   4,800           ---
                                                   -----------   -----------
        Income before income taxes                     256,471       176,378

        Income taxes                                    16,400        26,500
                                                   -----------   -----------
        Net Income                                 $   240,071   $   149,878
                                                   ===========   ===========
        Net Income per equivalent share
          Primary                                  $       .06   $       .04
                                                   ===========   ===========
          Fully Diluted                            $       .06   $       .04
                                                   ===========   ===========

        Weighted average number of common and
         common equivalent shares outstanding
           Primary                                   3,747,003     3,697,554
                                                   ===========   ===========
           Fully Diluted                             3,752,934     3,697,554
                                                   ===========   ===========


                   See accompanying notes to financial statements.





                          RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                      Twelve Weeks Ended
                                                       12/24/95     12/25/94
                                                     -----------  -----------
        CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                   $  240,071   $  149,878
        Non-cash items:
          Depreciation and amortization                  68,112       80,689
          Loss on retirement of assets                    4,800          ---
        Changes in assets and liabilities:
          Increase in indebtedness to
            related parties                               1,171        1,171
          (Increase) in accounts receivable             (28,592)        (292)
          (Increase) in inventories                      (8,114)     (31,220)
          Decrease in prepaid expenses                   38,480       63,009
          (Decrease)/Increase in accounts
            payable and accrued expenses               (126,181)      42,764
                                                     -----------  -----------
        Total adjustments                               (50,324)     156,121
                                                     -----------  -----------
        Net cash provided by operating
          activities                                    189,747      305,999

        CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                          (42,375)      (9,199)
          Purchase of other assets                      (21,660)         ---
                                                     -----------  -----------
        Net cash (used in) investing activities         (64,035)      (9,199)
                                                     -----------  -----------
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of common stock         31,250          ---
                                                     -----------  -----------
        Net cash provided by financing activities        31,250          ---
                                                     -----------  -----------
        Net Increase (Decrease) in Cash and
         Cash Equivalents                               156,962      296,800

        Cash and Cash Equivalents, October 1,
        1995 and October 2, 1994, respectively        1,476,652      341,477
                                                     -----------  -----------
        Cash and Cash Equivalents, December 24,
        1995 and December 25, 1994, respectively     $1,633,614   $  638,277
                                                     ===========  ===========


                   See accompanying notes to financial statements.





                        RUDY'S RESTAURANT GROUP, INC.
                              AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Note 1:  Financial Statement Presentation

        The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended October 1, 1995.

        The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting of only normal recurring accruals, necessary to summarize fairly the financial position of Rudy's Restaurant Group, Inc. and Subsidiaries (the "Company") as of December 24, 1995 and the results of operations for the twelve weeks ended December 24, 1995 and December 25, 1994. The results of operations for the period ended December 24, 1995 are not necessarily indicative of the results to be expected for the full year.

        BUSINESS. Rudy's Restaurant Group, Inc. (the "Company"), is a Nevada corporation which, through its wholly-owned subsidiaries, The Samurai, Inc. ("The Samurai") and Maxwell's International Inc. ("Maxwell's") owns and operates Japanese-style steak and seafood restaurants. The Company also owns 100% of the stock of Rudy's Sirloin Steakburgers, Inc. ("Rudy's"), a non-operating subsidiary.

        GOODWILL. The Company evaluates the propriety of goodwill, the excess of the purchase value of net tangible assets of acquired business over recorded value, and the related amortization policy periodically by review of many factors including current operating trends, the value of intangibles held by the Company such as trademarks and leasehold interests, and the current national economy, particularly as it relates to the Company's business plan and operations. The Company's policy is to amortize goodwill using the straight-line method over forty (40) years. Under the current policy goodwill will be fully amortized in the year 2021.

        INCOME PER SHARE. Income per share is calculated using the weighted average number of shares of common stock outstanding and common stock equivalents if dilutive.

        NOTE 2: SUBSEQUENT EVENT - BUSINESS ACQUISITION

        On December 26, 1995 the Company, through its Maxwell's subsidiary, signed an Asset Purchase and Sale Agreement (the "Agreement") to acquire substantially all of the assets and business operations of





        four Japanese steak and seafood restaurants owned by Asian Restaurants International, Inc. for a total of $2,400,000. The Agreement calls for an initial payment of approximately $600,000 cash, the issuance of notes totalling $1,400,000, payable over four years at 7%, and the signing of a non-compete and consulting agreement requiring payment of $400,000 over five years.

        The Company completed the acquisition of three of the four restaurants in February 1996. The Company expects the balance of this acquisition, which will be treated as a purchase, will be completed in the second quarter of the Company's 1996 fiscal year. The acquisition of the assets and business operations is subject to various conditions, including, but not limited to, inspections of the properties and the books and records.

        See the Company's Form 10-KSB and Item 5 of this Form 10-QSB for proforma financial information on this acquisition.


        NOTE 3: CAPITAL TRANSACTIONS

        Pursuant to the terms of options issued in 1992 by the Company's Employee Stock Option Plan (the "Plan"), the following options to purchase shares of the Company's common stock were exercised by officers of the Company in December 1995:

                                             # OF SHARES    OPTION
        OPTIONEE            POSITION           RECEIVED     PRICE
        --------            ----------       -----------   --------
        Douglas M. Rudolph  President,         200,000     $.10-.15
                            CEO, Director,
                            Chairman of the
                            Board

        Marie G. Peterson   Vice President,     40,000     $.10-.15
                            Chief Operating
                            Officer, Chief
                            Financial Officer

        The terms of the Plan provided that the option price may be advanced to employees desiring such advances. Advances made to purchase stock granted under these options and included in the accompanying consolidated balance sheet as of December 24, 1995 as accounts receivable, totalled $30,500. Advances made for this purpose are due to be repaid within one year.

        The options exercised represented all the then outstanding options of the Company; there are no outstanding options at February 9, 1996.





        PART I. FINANCIAL INFORMATION

        Item 2.  Management's Discussion and Analysis of Results of
        Operations

        RESULTS OF OPERATIONS - First Quarter 1996 Compared to First Quarter
        1995

        BUSINESS OVERVIEW. The Company's revenues increased 2.7% and earnings improved 3.4% to 9.5% in the first quarter fiscal 1996 as compared to 6.1% in the first quarter fiscal 1995. As more fully discussed below, this improvement was primarily the result of the introduction of new menu pricing late in fiscal 1995 and a reduction in the availability of certain special pricing coupon offers.

        REVENUES. Revenues increased $67,000, 2.7% in the first quarter fiscal 1996 as compared to 1995. The increase in revenues includes a 5.4% increase in average check, a 3.2% decrease in customer traffic and a .5% increase in other income. The increase in average check is the result of numerous factors including the effect of menu price changes made late in 1995 and changes in customer eating habits to higher priced menu items; the decline in covers is the result of changes in availability of special pricing offers at each restaurant.

        Because of the limited number and diverse geographic location of its restaurants, it is not economically beneficial for the Company to use extensive mass-media advertising available to larger restaurant companies. In addition to being highly competitive, the restaurant industry is affected by changes in the public's eating habits and local and national economic conditions. Therefore, management believes the increase in revenues in 1996 does not necessarily represent a trend.

        COSTS AND EXPENSES APPLICABLE TO REVENUES.
                                                  Percent of Revenues
             COSTS AND EXPENSES:              1996 QTR   1995 QTR   Change
             ---------------------------      --------   --------   ------
             Food, beverage and supplies        27.3%      29.4%    (2.1%)
             Labor and related costs            24.9%      24.6%      .3%
                                              --------   --------   ------
                                                52.2%      54.0%    (1.8%)
                                              ========   ========   ======

        The cost of seafood, meat and chicken are the primary components of the Company's food costs. These costs, together with substantially all other food costs, vary with market conditions, supply and demand.

        Food, beverage and supplies costs decreased 2.1% to 27.3% of revenues in the first quarter 1996 as compared to 29.4% in 1995 primarily as a result of comparatively stable market prices for seafood, meat and chicken. Inasmuch as market prices did not change significantly the improvement in these costs is the expected result of the new menu pricing discussed above.





        Although labor costs were expected to decline as a result of the decline in customer traffic and the menu price increases, labor costs increased .3% to 24.9% of revenues in the first quarter 1996 as compared to 24.6% in 1995. This increase is due to increases in direct labor wage rates necessary to meet prevailing wage scales and retain qualified personnel.

        COSTS AND EXPENSES OF RESTAURANT OPERATIONS: GENERAL. General operations include restaurant management and supervision, occupancy costs, repairs and maintenance, utilities, advertising and property and liability insurance. These expenses did not change significantly in the first quarter 1996 as compared to the first quarter 1995.

        CORPORATE OVERHEAD. General and administrative expenses increased $8,000 in the first quarter 1996 as compared to the first quarter 1995. This increase is primarily the result of performance bonuses granted certain administrative staff in December 1995.

                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------
        Net cash provided by operating activities is $190,000 in the first quarter fiscal 1996 as compared to $306,000 in the first quarter fiscal 1995. At December 24, 1995 the Company's current assets exceed its current liabilities by approximately $1,088,000 due to the accumulation of significant cash balances. As more fully discussed in
        Item 5 to this report, the Company intends on applying a significant portion of currently available cash to the acquisition of certain businesses in fiscal 1996.

        CAPITAL EXPENDITURES. Capital expenditures to be funded from cash flow, excluding capital expenditures related to businesses to be acquired, are expected to total approximately $300,000 in fiscal 1996, of which $42,400 was paid in the first quarter 1996. Anticipated capital expenditures include certain expenditures for improvements required by the Americans with Disabilities Act, the "ADA". These improvement will be funded through current cash flow and accumulated cash balances.

        OTHER. The Company presently pays a significant portion of its employees in excess of the Federal minimum wage. In addition, a large number of the Company's employees are tipped employees whose wages are subject to the Federal tip credit. Therefore, although increased state and federal minimum wage rates have some impact on the Company's results of operations, such impact has not historically been significant.

        Labor shortages and the related impact on wage rates could have a significant impact on the Company's results of operations. Too, because the restaurant industry is labor intensive, the Company is subject to various claims and/or litigation related to personnel matters such as claims of sexual harassment and discrimination.

        Although the Company currently provides health insurance benefits to its employees, management believes the introduction of a national





        health care program which would require employers to pay a significant portion of employee health care costs would have a significant impact on the Company's results of operations.

        Excluding the newly reopened Miami restaurant facility, the Company's restaurant facilities were built prior to the enactment of Federal regulations regarding equal opportunity for individuals with disabilities, the ADA. The ADA includes certain requirements to alter public facilities, including restaurants, as necessary to make facilities accessible to and useable by individuals with disabilities. Although Federal regulations consider the cost of alterations and the overall financial resources of the Company in determining the nature and timing of compliance, the cost of such alterations could have a significant impact on the Company's cash flow. The Company is currently in the process of identifying and implementing those alterations which are economically feasible and intends to make required alterations as possible.

        Part II.  OTHER INFORMATION

        Item 5.  Other Information
                 ACQUISITION OF BUSINESSES. On December 26, 1995 the Company's Maxwell's subsidiary signed an Asset Purchase and Sale Agreement (the "Agreement") to acquire substantially all of the assets and business operations of four Japanese steak and seafood restaurants owned by Asian Restaurants International, Inc. for a total of $2,400,000. The Agreement calls for an initial payment of approximately $600,000 cash, the issuance of notes totalling $1,400,000, payable over four years, and the signing of a non-compete and consulting agreement requiring payment of $400,000 over five years. This summary is qualified in its entirety by reference to the Asset Purchase and Sale Agreement found in Exhibit 10.22 to this report.

        The Company completed the acquisition of three of the four restaurants in February 1996. The Company expects the balance of this acquisition, which will be treated as a purchase, will be completed in the second quarter of the Company's 1996 fiscal year.

        The following unaudited proforma condensed balance sheet gives effect to this acquisition as if it had occurred at October 1, 1995, the beginning of fiscal year 1995.
                                             Proforma Condensed
                             -------------------------------------------
                                                 Proforma
        Assets                 As Reported      Adjustments    Proforma
        ------                 -----------     ------------   -----------
         Cash                 $ 1,477,000     $  (600,000)   $   877,000
         Net property and
           equipment            2,095,000       1,675,000      3,770,000
         All other assets       1,010,000         725,000      1,735,000
                              -----------     ------------   -----------
                              $ 4,582,000     $ 1,800,000    $ 6,382,000
                              ===========     ============   ===========





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
                               ===========     ============   ===========

        The following unaudited proforma consolidated results of operations give effect to the proposed acquisition as though it had occurred October 3, 1993, the beginning of fiscal 1994.

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
                                           ============     ============

        Permitted proforma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and expected to have a continuing impact. Proforma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are, under most circumstances, not permitted. For purposes of presenting the above unaudited consolidated results of operations certain proforma adjustments were made including adjustments to depreciation, interest expense and general and administrative expense to reflect the effect of the acquisition and the Company's basis in the assets to be acquired.

        The unaudited proforma information is presented to provide the reader with information about the continuing impact of this proposed acquisition by showing how it might have affected historical financial statements. Further, the proforma information assumes a full year of operations whereas the business acquisition occurred or is expected to occur in the second quarter fiscal 1996. Thus, the above information is not necessarily indicative of results of operations that would have occurred had the acquisition been made on October 3, 1993 or of future results of operations of the Company.






        Item 6.  Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                      10.22 Asset Purchase and Sale Agreement by and between Asian Restaurants International, Inc., Kyoto West, Inc., Kyoto North, Inc., Kyoto Restaurants, Inc. and Asian Restaurants, Inc. ("Seller") and Maxwell's International, Inc. ("Buyer") dated December 27, 1995.

                 (b)  Report on Form 8-K
                      Information required to be reported on Form 8-K is reported herein in lieu of filing Form 8-K, as follows:
                                                                        Page
                 Form 8-K Item 2, Acquisition or Disposition of Assets
                          is included herein as Item 5 - Other
                          Information                                     11

                 Form 8-K Item 6. Financial Statements of Businesses
                          Acquired

                 (a) Financial Statements of the businesses acquired, prepared and provided by Asian Restaurants International, Inc.:

        Combined Financial Statements, including auditor's report thereon of Asian Restaurants, Inc., Kyoto Restaurants, Inc., Kyoto West, Inc. and Kyoto North, Inc.
                                                                         Page
              Report of Tonneson & Company, Certified Public Accountants  16

              Combined Balance Sheets, October 31, 1995 and 1994          17

              Combined Statements of Income, years ended October 31,
                1995 and 1994                                             19

              Combined Statements of Changes in Stockholder's Equity,
                years ended October 31, 1995 and 1994                     20

              Combined Statements of Cash Flows, years ended October 31,
                1995 and 1994                                             21

              Notes to Combined Financial Statements                      23

                 (b) See Item 5 - Other Information for proforma unaudited condensed consolidated financial statements.





                                         SIGNATURES
                                         ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RUDY'S RESTAURANT GROUP, INC.
                                                 (Registrant)





        Dated: February 12, 1996            /s/ Douglas M. Rudolph
                                           ------------------------------
                                           Douglas M. Rudolph, President






        Dated: February 12, 1996            /s/ Marie G. Peterson
                                           ------------------------------
                                           Marie G. Peterson, Treasurer,
                                           Chief Financial and Operating
                                           Officer and Principal
                                           Accounting Officer

        EXHIBIT TO FORM 10-QSB AS OF DECEMBER 24, 1995 AS REQUIRED BY INSTRUCTIONS FOR FORM 8-K INCORPORATED HEREIN IN LIEU OF FORM 8-K,
        ITEM 7, FINANCIAL STATEMENTS OF ACQUIRED BUSINESSES

















                                        ASIAN RESTAURANTS, INC.
                                        KYOTO RESTAURANTS, INC.
                                            KYOTO WEST, INC.
                                                 AND
                                            KYOTO NORTH, INC.

                            (WHOLLY-OWNED SUBSIDIARIES OF ASIAN RESTAURANTS
                                          INTERNATIONAL, INC.)

                                     COMBINED FINANCIAL STATEMENTS

                                 YEARS ENDED OCTOBER 31, 1995 AND 1994






                                      ASIAN RESTAURANTS, INC.
                                      KYOTO RESTAURANTS, INC.
                                         KYOTO WEST, INC.
                                               AND
                                         KYOTO NORTH, INC.

                                         TABLE OF CONTENTS


                                                                     Page

        INDEPENDENT AUDITORS' REPORT                                  1

        COMBINED FINANCIAL STATEMENTS
          COMBINED BALANCE SHEETS                                     2
          OCTOBER 31, 1995 AND 1994

        COMBINED STATEMENTS OF INCOME                                 3
          YEARS ENDED OCTOBER 31, 1995 AND 1994

        COMBINED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY        4
          YEARS ENDED OCTOBER 31, 1995 AND 1994

        COMBINED STATEMENTS OF CASH FLOWS                             5
          YEARS ENDED OCTOBER 31, 1995 AND 1994

        NOTES TO COMBINED FINANCIAL STATEMENTS                        6
          YEARS ENDED OCTOBER 31, 1995 AND 1994











        INDEPENDENT AUDITORS' REPORT





        Board of Directors
        Asian Restaurants, Inc., Kyoto Restaurants, Inc.
        Kyoto West, Inc. and Kyoto North, Inc.
        Framingham, Massachusetts



        We have audited the accompanying combined balance sheets of Asian Restaurants, Inc., Kyoto Restaurants, Inc., Kyoto West, Inc. and Kyoto North, Inc. (wholly-owned subsidiaries of Asian Restaurants International, Inc.) as of October 31, 1995 and 1994, and the related combined statements of income, changes in stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Asian Restaurants, Inc., Kyoto Restaurants, Inc., Kyoto West, Inc. and Kyoto North, Inc. as of October 31, 1995 and 1994, and the combined results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



        Tonneson & Company C.P.A.'s P.C.
        January 24, 1996


                                ASIAN RESTAURANTS, INC.
                                KYOTO RESTAURANTS, INC.
                                    KYOTO WEST, INC.
                                           AND
                                    KYOTO NORTH, INC.

                                 COMBINED BALANCE SHEETS

                                OCTOBER 31, 1995 AND 1994

                                         ASSETS


                                                             1995       1994
                                                         ----------  ----------
        CURRENT ASSETS:
          Cash and cash equivalents                      $  101,924  $  107,845
          Accounts receivable, trade                         64,722      64,290
          Inventories                                        60,842      53,291
          Prepaid expenses and other current assets
            (Note 2)                                        113,660     105,984
                                                         ----------  ----------
            Total current assets                            341,148     331,410
                                                         ----------  ----------
        PROPERTY AND EQUIPMENT, AT COST: (Notes 3 and 4)
          Leasehold improvements                          2,765,564   2,533,298
          Furniture and equipment                         1,529,594   1,450,435
          Motor vehicles                                     21,813      21,813
                                                         ----------  ----------
                                                          4,316,971   4,005,546
          Less accumulated depreciation                   3,250,193   3,026,402
                                                         ----------  ----------
                                                          1,066,778     979,144
          Capitalized operating supplies                     38,975      34,250
                                                         ----------  ----------
            Property and equipment, net                   1,105,753   1,013,394
                                                         ----------  ----------
        OTHER ASSETS:
          Deferred income tax (Note 6)                      110,600      75,487
          Liquor licenses                                   177,500     177,500
          Deposits                                           15,700      14,700
          Deferred charges, net of accumulated amortization
            of $29,566 in 1995 and $26,585 in 1994           10,434      13,415
                                                         ----------  ----------
              Total other assets                            314,234     281,102
                                                         ----------  ----------
        TOTAL ASSETS                                     $1,761,135  $1,625,906
                                                         ==========  ==========






        See Notes to Combined Financial Statements.














                               LIABILITIES AND STOCKHOLDER'S EQUITY

                                                           1995        1994
                                                       -----------  -----------
        CURRENT LIABILITIES:
          Current portion of long-term debt (Note 3)   $    2,357   $    2,210
          Obligations under capital leases (Note 4)         1,070        1,300
          Accounts payable, trade                          34,589       28,091
          Accrued expenses and other current liabilities
            (Notes 5 and 7)                               253,353      237,132
                                                       -----------  -----------
            Total current liabilities                     291,369      268,733

        LONG-TERM DEBT, NET OF CURRENT PORTION (Note 3)     3,391        5,748
        OBLIGATIONS UNDER CAPITAL LEASES (Note 4)           2,191        3,261
        COMMITMENTS AND CONTINGENT LIABILITIES
          (Note 7)                                           ---          ---
                                                       -----------  -----------
        TOTAL LIABILITIES                                 296,951      277,742
                                                       -----------  -----------
        STOCKHOLDER'S EQUITY:
          Common stock (Note 8)                           139,000      139,000
          Additional paid-in capital                       28,000       28,000
          Retained earnings (Note 9)                    1,316,184    1,200,164
                                                       -----------  -----------
                                                        1,483,184    1,367,164

          Less treasury stock, at cost                    (19,000)     (19,000)
                                                       -----------  -----------
        TOTAL STOCKHOLDER'S EQUITY                      1,464,184    1,348,164
                                                       -----------  -----------

        TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $1,761,135  $1,625,906
                                                        =========== ===========

                                  ASIAN RESTAURANTS, INC.
                                  KYOTO RESTAURANTS, INC.
                                      KYOTO WEST, INC.
                                            AND
                                      KYOTO NORTH, INC.

                               COMBINED STATEMENTS OF INCOME

                          YEARS ENDED OCTOBER 31, 1995 AND 1994


                                                          1995        1994
                                                       ----------  ----------
        REVENUES:
          Net sales                                    $6,219,737  $6,244,303
          Other income                                      8,190      27,520
                                                       ----------  ----------
            Total revenues                              6,227,927   6,271,823
                                                       ----------  ----------
        COSTS AND EXPENSES:
          Cost of sales                                 1,600,624   1,574,122
          Salaries, wages and related expenses          1,883,916   1,864,002
          Rent and related expenses                       874,729     875,115
          Depreciation and amortization                   224,603     214,510
          Other operating costs and expenses              505,699     499,401
          Administrative and general expenses             183,747     181,041
          Management and franchise fees (Note 11)         381,711     381,961
          Advertising                                     293,240     311,940
          Interest                                          1,019       1,975
                                                       ----------  ----------
            Total costs and expenses                    5,949,288   5,904,067
                                                       ----------  ----------
        INCOME BEFORE PROVISION FOR INCOME TAXES          278,639     367,756

        PROVISION FOR INCOME TAXES (Note 6)               101,860     134,354
                                                       ----------  ----------
        NET INCOME                                     $  176,779  $  233,402
                                                       ==========  ==========













        See Notes to Combined Financial Statements.

                                  ASIAN RESTAURANTS, INC.
                                  KYOTO RESTAURANTS, INC.
                                     KYOTO WEST, INC.
                                           AND
                                     KYOTO NORTH, INC.

                 COMBINED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                          YEARS ENDED OCTOBER 31, 1995 AND 1994


                                                            Additional
                                       Common    Retained    Paid-In   Treasury
                                       Stock     Earnings    Capital    Stock
                                      --------  ----------   -------   -------

        BALANCE AT NOVEMBER 1, 1993   $139,000  $1,292,942   $28,000   $19,000

          Dividends (Note 9)                      (326,180)

          Net income for the year                  233,402
                                      --------  -----------   -------  --------

        BALANCE AT OCTOBER 31, 1994    139,000   1,200,164     28,000    19,000

          Dividends (Note 9)                       (60,759)

          Net income for the year                  176,779
                                      --------  -----------   -------  --------

        BALANCE AT OCTOBER 31, 1995   $139,000  $1,316,184    $28,000   $19,000
                                      ========  ===========   =======   =======























        See Notes to Combined Financial Statements.

                                    ASIAN RESTAURANTS, INC.
                                    KYOTO RESTAURANTS, INC.
                                       KYOTO WEST, INC.
                                            AND
                                       KYOTO NORTH, INC.

                               COMBINED STATEMENTS OF CASH FLOWS

                            YEARS ENDED OCTOBER 31, 1995 AND 1994

                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                            1995        1994
                                                         ----------  ----------
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                     $ 176,779   $ 233,402
          Adjustments to reconcile net income to net
            cash provided by operating activities:
              Depreciation                                 221,622     211,529
              Amortization                                   2,981       2,981
              Deferred income taxes                        (35,113)    (32,264)
              Changes in certain assets and liabilities:
                Accounts receivable, trade                    (432)      2,093
                Inventories                                 (7,551)     (2,605)
                Prepaid expenses and other assets           (8,676)     (1,700)
                Capitalized operating supplies              (4,725)     (9,394)
                Accounts payable, trade                      6,498      (3,843)
                Accrued expenses and other current
                  liabilities                               16,221      29,565
                                                         ----------  ----------
                  Net cash provided by operating
                    activities                             367,604     429,764
                                                         ----------  ----------
        CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment, net         (309,256)    (52,996)
                                                         ----------  ----------
                  Net cash used in investing activities   (309,256)    (52,996)
                                                         ----------  ----------


















        See Notes to Combined Financial Statements.





















                                                            1995        1994
                                                         ----------  ----------
        CASH FLOWS FROM FINANCING ACTIVITIES:
          Payments on long-term debt                      (  2,210)   ( 12,863)
          Payments on obligations under capital leases    (  1,300)   (  1,305)
          Dividends                                       ( 60,759)   (326,180)
                                                         ----------  ----------
                  Net cash used in financing activities   ( 64,269)   (340,348)

        NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                     (  5,921)     36,420

        CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       107,845      71,425
                                                         ----------  ----------
        CASH AND CASH EQUIVALENTS, END OF YEAR           $ 101,924   $ 107,845
                                                         ==========  ==========

        Supplemental disclosures of cash flow information:

        Cash paid for interest and income taxes during the years ended October 31, 1995 and 1994 consist of the following:

                                                            1995       1994
                                                         ----------  ----------
                  Interest                               $    1,019  $    1,975
                  Income taxes                               34,949      25,742

                                ASIAN RESTAURANTS, INC.
                                KYOTO RESTAURANTS, INC.
                                   KYOTO WEST, INC.
                                         AND
                                   KYOTO NORTH, INC.

                       NOTES TO COMBINED FINANCIAL STATEMENTS

                        YEARS ENDED OCTOBER 31, 1995 AND 1994


        Note 1 - Summary of Significant Accounting Policies
        ---------------------------------------------------
        ORGANIZATION AND OPERATIONS - Asian Restaurants, Inc., Kyoto Restaurants, Inc., Kyoto West, Inc. and Kyoto North, Inc. are wholly-owned subsidiaries of Asian Restaurants International, Inc. Each corporation operates a restaurant business with locations in Massachusetts and Michigan.

        PRINCIPLES OF COMBINATION - The combined financial statements include the accounts of Asian Restaurants, Inc., Kyoto Restaurants, Inc., Kyoto West, Inc. and Kyoto North, Inc. All significant intercompany accounts and transactions are eliminated in the combined financial statements.

        CASH AND CASH EQUIVALENTS - Cash equivalents consist of money market funds, treasury bills and commercial paper with original maturities of 90 days or less.

        INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined principally on the first-in, first-out
        (FIFO) method and market is generally based on net realizable values.

        PROPERTY AND EQUIPMENT - Depreciation is computed using straight-line and accelerated methods calculated to amortize the cost of the assets over their estimated useful lives. Leasehold improvements are amortized over the lesser of the related lease or the estimated useful lives of the assets.

        The useful lives of property and equipment for purposes of computing depreciation are:

            Furniture and Equipment                   5 - 7 years
            Motor Vehicles                                3 years
            Leasehold Improvements                Length of leases ranging
                                                     from 20 to 25 years
            Leasehold Improvements-Related Party     10 - 20 years

        Capitalized operating supplies consisting of linen, china, glass, chopsticks and similar items have been classified as a component of property and equipment and are charged to operations based on actual usage.

                                ASIAN RESTAURANTS, INC.
                                KYOTO RESTAURANTS, INC.
                                   KYOTO WEST, INC.
                                         AND
                                   KYOTO NORTH, INC.

                       NOTES TO COMBINED FINANCIAL STATEMENTS

                       YEARS ENDED OCTOBER 31, 1995 AND 1994

        Note 1 - Summary of Significant Accounting Policies (Continued)
        ---------------------------------------------------------------
        CAPITAL LEASE OBLIGATIONS - Certain long-term lease transactions relating to the financing of property and equipment are accounted for as installment purchases of property and equipment. The capital lease obligations reflect as a liability the present value of future rental payments and a corresponding amount is capitalized as the costs of the assets and amortized using the straight-line method over the estimated economic lives of the assets. Amortization of assets under capital leases is included in depreciation expense in the accompanying financial statements.

        LIQUOR LICENSES - Liquor licenses are stated at cost and are not amortized since they are considered to have continuing value over an indefinite period.

        DEFERRED CHARGES - The cost of renewing a lease agreement, in the amount of $40,000, for Asian Restaurants, Inc.'s restaurant facility is being amortized on the straight-line method over the lease term, one hundred sixty-one months, from December 1, 1985.

        ADVERSTISING - The Companies expense advertising costs as incurred.

        INCOME TAXES - Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No.
        109. The provision for deferred income tax expense or benefit represents the net change during the year in the Companies' deferred income tax assets.

        Deferred income tax assets represent the amount of taxes recoverable in future years (based on current tax laws) resulting from future net taxable deductions arising from temporary differences in the reporting of certain types of income and expense items for financial statement and for income tax purposes.

        Note 2 - Prepaid Expenses and Other Current Assets
        --------------------------------------------------
        Prepaid expenses and other current assets at October 31, 1995 and 1994 consist of the following:
                                                       1995      1994
                                                    ---------  ---------
            Prepaid expenses
              Rent                                  $  48,417  $  48,417
              Property taxes                           44,628     44,413
            Other current assets                       20,615     13,154
                                                    ---------  ---------
                Total                               $ 113,660  $ 105,984
                                                    =========  =========

                          ASIAN RESTAURANTS, INC.
                          KYOTO RESTAURANTS, INC.
                             KYOTO WEST, INC.
                                  AND
                             KYOTO NORTH, INC.

                   NOTES TO COMBINED FINANCIAL STATEMENTS

                    YEARS ENDED OCTOBER 31, 1995 AND 1994


        Note 3 - Long-Term Debt
        -----------------------                           1995      1994
                                                        --------  --------
        6.5% installment note payable,
        collateralized by a motor vehicle, with
        principal and interest payable in monthly
        installments of $222 through February, 1998     $ 5,748    $ 7,958

              Less current portion                        2,357      2,210
                                                        -------    -------
          Net long-term portion                         $ 3,391    $ 5,748
                                                        =======    =======

        Maturities of long-term debt for each of the years succeeding October 31, 1995 are as follows:

             Years ending October 31,                   Amount
             ------------------------                  --------
                      1996                             $  2,357
                      1997                                2,515
                      1998                                  876
                                                       --------
                                                       $  5,748
                                                       ========

        Note 4 - Capital Lease Obligations
        ----------------------------------
        A summary of machinery and equipment leased under capital leases at October 31, 1995 and 1994 is as follows:

                                                       1995         1994
                                                      -------     -------
              Cost                                    $ 6,230     $ 6,230

                Accumulated depreciation                3,115       1,869
                                                      -------     -------
              Net book value                          $ 3,115     $ 4,361
                                                      =======     =======

                             ASIAN RESTAURANTS, INC.
                             KYOTO RESTAURANTS, INC.
                                 KYOTO WEST, INC.
                                       AND
                                 KYOTO NORTH, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                     YEARS ENDED OCTOBER 31, 1995 AND 1994


        Note 4 - Capital Lease Obligations (Continued)
        ----------------------------------------------
        The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of October 31, 1995:

                Years ending October 31,                  Amount
                ------------------------                 --------
                         1996                            $  1,500
                         1997                               1,500
                         1998                               1,000
                                                         --------
                 Total minimum lease payments               4,000

                   Less amount representing interest          739
                                                         --------
                 Present value of minimum lease payments    3,261

                   Less current portion                     1,070
                                                         --------
                 Net long-term portion                   $  2,191
                                                         ========

        Note 5 - Accrued Expenses and Other Current Liabilities
        -------------------------------------------------------
        Accrued expenses and other current liabilities at October 31, 1995 and 1994 consist of the following:
                                                       1995         1994
                                                    ---------    ---------
          Accrued expenses
            Salaries, wages and related expenses    $  96,811    $  90,694
            Rent and related expenses                  70,811       43,429
          Other current liabilities                    85,731      103,009
                                                    ---------    ---------
                                                    $ 253,353    $ 237,132
                                                    =========    =========
        Note 6 - Income Taxes
        ---------------------
        As of November 1, 1993 the Companies adopted the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109).

        Asian Restaurants International, Inc. and its wholly-owned subsidiaries file a consolidated federal income tax return with Lanover Enterprises, Inc. and most subsidiaries file separate state income tax returns. The subsidiaries are charged or credited with their portion of tax or tax benefit based on the relationship of their income or loss to consolidated income or loss.

                           ASIAN RESTAURANTS, INC.
                           KYOTO RESTAURANTS, INC.
                              KYOTO WEST, INC.
                                    AND
                              KYOTO NORTH, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                     YEARS ENDED OCTOBER 31, 1995 AND 1994

        Note 6 - Income Taxes (Continued)
        ---------------------------------
        The provisions (benefit) for income taxes for the years ended October 31, 1995 and 1994 is comprised of the following:
                                                     1995       1994
         Current:                                   ---------    ---------
           Federal                                  $ 98,461     $124,015
           State                                      38,512       42,603
                                                    ---------    ---------
                                                     136,973      166,618
                                                    ---------    ---------
         Deferred:
           Federal                                  ( 36,247)    ( 29,697)
           State                                       1,134     (  2,567)
                                                    ---------    ---------
                                                    ( 35,113)    ( 32,264)
                                                    ---------    ---------
         Total provision                            $101,860     $134,354
                                                    =========    =========

        A significant portion of the current state tax provisions result from the State of Michigan which does not allow deductions for salaries, wages, employee benefits and certain other expenses.

        The long-term deferred income tax asset at October 31, 1995 and 1994 principally results from temporary differences in the recognition of depreciation expense on property and equipment. The Companies primarily use the straight-line method over the estimated useful lives (or the lease periods if shorter for leasehold improvements) of property and equipment for financial statement purposes, while accelerated methods (straight-line for leasehold improvements) based on tax regulations are used for income tax purposes.

        Note 7 - Commitments and Contingent Liabilities
        -----------------------------------------------
        LEASE COMMITMENTS - The Companies lease restaurants under long-term non-cancellable real estate lease agreements expiring at various dates through 2005. The agreements generally provide for fixed minimum rental payments and additional rentals based on specific sales levels. In addition, the agreements require the payment of utilities, real estate taxes, insurance and repairs. Certain leases contain renewal options ranging from 5 to 10 years with various rent escalation clauses. Total rent expense, excluding certain operating expenses payable by the Companies, for the years ended October 31, 1995 and 1994 was approximately $670,000 and $700,000, respectively.

                             ASIAN RESTAURANTS, INC.
                             KYOTO RESTAURANTS, INC.
                                 KYOTO WEST, INC.
                                      AND
                                 KYOTO NORTH, INC.

                        NOTES TO COMBINED FINANCIAL STATEMENTS

                        YEARS ENDED OCTOBER 31, 1995 AND 1994

        Note 7 - Commitments and Contingent Liabilities (Continued)
        -----------------------------------------------------------
        Kyoto North, Inc. and Kyoto West, Inc. lease property from the president of Asian Restaurants International, Inc.
        Kyoto, North, Inc.'s lease agreement, as amended, requires a minimum annual payment of $120,000 commencing April 1, 1989. Subsequent payments will be increased annually at a rate of three percent commencing April 1, 1990 through April 1, 1999. In addition, Kyoto North, Inc. will be required to pay rent in the amount, if any, that eight percent of gross sales exceeds the base rent.

        Kyoto West, Inc.'s lease agreement, as amended, requires minimum annual payments of $183,750 through July, 2005. In addition to the minimum rent, Kyoto West, Inc. shall pay additional rent equal to eight percent of gross sales in excess of specific sales levels.

        The following is a schedule by years of approximate future minimum rental payments required under the long-term non-cancellable operating leases, excluding certain operating expenses payable by the Companies:

                 Years ending October 31,            Amount
                 ------------------------          -----------
                          1996                     $   670,000
                          1997                         660,000
                          1998                         660,000
                          1999                         450,000
                          2000                         270,000
                          Later years                  885,000
                                                   -----------
                                                   $ 3,595,000
                                                   ===========
        The Companies have ongoing negotiations with the landlord at Asian Restaurants, Inc. to renegotiate that lease agreement. An accrual of $61,400 and $29,716 as of October 31, 1995 and 1994,
        respectively, has been reflected in the accompanying combined balance sheets for estimated rents due in arrears subject to these negotiations.

        LITIGATION - Certain other claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Companies. In the opinion of management, all such matters are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the combined financial position or combined results of operations of the Companies if disposed of unfavorably.

                           ASIAN RESTAURANTS, INC.
                           KYOTO RESTAURANTS, INC.
                               KYOTO WEST, INC.
                                     AND
                               KYOTO NORTH, INC.

                    NOTES TO COMBINED FINANCIAL STATEMENTS

                    YEARS ENDED OCTOBER 31, 1995 AND 1994


        Note 8 - Common Stock
        ---------------------
        The Companies' common stock is as follows:
                                                         1995       1994
                                                      ---------  ---------
        Asian Restaurants, Inc.
        -----------------------
          Common stock, no par value
            Authorized 500 shares
            Issued and outstanding 100 shares         $ 108,000  $ 108,000

        Kyoto Restaurants, Inc.
        -----------------------
          Common stock, $1.00 par value
            Authorized 1,000 shares
            Issued and outstanding 1,000 shares         1,000      1,000

        Kyoto North, Inc.
        -----------------
          Common stock, $10.00 par value
            Authorized 10,000 shares
            Issued and outstanding 3,000 shares        30,000     30,000

        Kyoto West, Inc.
        ----------------
          Common stock, $1.00 par value
            Authorized 50,000 shares
            Issued and outstanding 100 shares             -          -
                                                   ---------    ---------
                                                    $ 139,000    $ 139,000
                                                    =========    =========
        Note 9 - Dividends
        ------------------
        The Companies have reported advances to their parent company as dividends although a formal dividend has not been declared as of yet. Advances to the parent company amounted to $326,180 and $60,759 for the years ended October 31, 1995 and 1994, respectively.

        Note 10 - Retirement Plans
        --------------------------
        The Companies have trusteed, contributory, defined-contribution plans which cover substantially all of their regular employees, including officers. The Companies are required to contribute a matching amount equal to a certain percentage of the employees' contribution. Contributions to the plans for the years ended October 31, 1995 and 1994 amounted to approximately $11,300 and $5,800, net of credits, respectively.

                            ASIAN RESTAURANTS, INC.
                            KYOTO RESTAURANTS, INC.
                                KYOTO WEST, INC.
                                      AND
                                KYOTO NORTH, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                     YEARS ENDED OCTOBER 31, 1995 AND 1994


        Note 10 - Retirement Plans (continued)
        --------------------------------------
        While the Companies expect to continue the plans indefinitely, they have reserved the right to modify, amend or terminate the plans.
        In the event of termination, the entire amount contributed under the plans must be applied to the payment of benefits to the participants or their beneficiaries.


        Note 11 - Related Party Transactions
        ------------------------------------
        Asian Restaurants International, Inc. provides management and franchise services to the Companies. Management fees charged to the Companies amounted to $201,600 for each of the years ended October 31, 1995 and 1994. Franchise fees charged to the Companies amounted to approximately $180,000 for each of the years ended October 31, 1995 and 1994.

        The Company leases certain property from its president. (Reference is made to Note 7.)

        Note 12 - Subsequent Event
        --------------------------
        During January, 1996, Asian Restaurants International, Inc. agreed, in principal, to sell substantially all of its subsidiaries' assets, excluding cash and accounts receivable, for $1,900,000.