Form 10QSB
period 1996-03-17
RUDYS RESTAURANT GROUP INC
filed 1996-04-29
CIK 793026

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-QSB

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---EXCHANGE ACT OF 1934.


  For the quarterly period ended    March 17, 1996
                                    --------------

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

                             Yes    X         No
                                 -------          -------


                         APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                   Outstanding at April 26, 1996
           -----------------------          -----------------------------
           Common Stock, par value                   3,765,000
               $.01 per share

  PAGE

                           RUDY'S RESTAURANT GROUP, INC.
                                 AND SUBSIDIARIES


                                       INDEX
                                                                        Page
           PART I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

           Consolidated Balance Sheets - March 17, 1996
              and October 1, 1995                                          3

           Consolidated Statements of Operations -
              Twelve weeks and Twenty-four weeks ended
              March 17, 1996 and March 19, 1995                            4

           Consolidated Statements of Cash Flows -
              Twenty-four weeks ended March 17, 1996 and
              March 19, 1995                                               5

           Notes to Consolidated Financial Statements                      7

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         9


           PART II.  OTHER INFORMATION

           Item 1:   Legal Proceedings                                     12










  PAGE

                           RUDY'S RESTAURANT GROUP, INC.
                                 AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                      ASSETS
                                              3/17/96        10/1/95
                                           ------------    ------------
                                            (unaudited)
  Current Assets:
    Cash and cash equivalents              $ 1,964,342     $ 1,476,652
    Accounts receivable                         30,454           5,915
  Inventories                                  222,904         162,685
  Prepaid expenses                             127,532         107,924
                                           ------------    ------------
      Total current assets                   2,345,232       1,753,176
                                           ------------    ------------
  Property and Equipment, net                3,562,351       2,094,841

  Goodwill, net of accumulated
    amortization of $319,824
    at March 17, 1996 and
    $309,441 at October 1, 1995                610,050         529,658
  Other assets                                 723,760         204,783
                                           ------------    ------------
                                           $ 7,241,393     $ 4,582,458
                                           ============    ============
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
  Current maturities of long-term debt     $   344,985     $       ---
  Due to related parties                       107,419         105,076
  Accounts payable and accrued expenses      1,067,362         840,364
                                           ------------    ------------
       Total liabilities                     1,519,766         945,440
                                           ------------    ------------
  Notes payable and other long-term debt,
     excluding current maturities            1,239,859             ---

  Commitments and contingencies (Note 3)

  Stockholders' Equity:
  Preferred stock, $.01 par value.
    Authorized 10,000,000 shares,
    none issued.
  Common stock, $.01 par value.
    Authorized 30,000,000 shares;
    issued and outstanding 3,765,000 shares      37,650         35,200
  Paid-in capital                            17,852,403     17,823,603
  Accumulated (deficit)                     (13,408,285)   (14,221,785)
                                            ------------   ------------
    Net stockholders' equity                  4,481,768      3,637,018
                                            ------------   ------------
                                            $ 7,241,393    $ 4,582,458
                                            ============   ============

           See accompanying notes to consolidated financial statements.

                                       Page 3

                           RUDY'S RESTAURANT GROUP, INC.
                                 AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                 Twelve Weeks Ended      Twenty-four Weeks Ended
                                 3/17/96     3/19/95       3/17/96     3/19/95
                               ----------- -----------   -----------  -----------
  Total Revenues               $3,521,275  $2,721,248    $6,039,218   $5,171,779

  Costs and expenses variable
    with revenues               1,676,258   1,437,825     2,991,674    2,762,292
  Restaurant operating expenses   961,115     754,083     1,709,336    1,505,775
  Depreciation and amortization    76,045      51,013       136,618      124,400
                               -----------  ----------   -----------  -----------

  Earnings from restaurant
    operations                    807,857     478,327     1,201,590      779,312

  General and administrative
    expenses                      158,706     135,137       289,997      258,070
  Interest expense                 13,691       1,684        14,862        3,358
  Loss on retirement of assets        331       1,227         5,131        1,227
                               -----------  ----------   -----------  -----------

  Income before income taxes      635,129     340,279       891,600      516,657

  Income taxes                     61,700      58,900        78,100       85,400
                               -----------  ----------   -----------  -----------

  Net income                   $  573,429   $ 281,379    $  813,500   $  431,257
                               ===========  ==========   ===========  ===========

  Net income per common and
   common equivalent share
     Primary                   $      .15   $     .08    $      .22   $      .12
                               ===========  ==========   ===========  ===========
     Fully Diluted             $      .15         .08           .22          .12
                               ===========  ==========   ===========  ===========

  Average number of common and
   common equivalent shares
     Primary                    3,765,000   3,709,853     3,756,001    3,703,704
                               ===========  ==========   ===========  ===========
     Fully Diluted              3,765,000   3,709,853     3,758,967    3,703,704
                               ===========  ==========   ===========  ===========




         See accompanying notes to consolidated financial statements.

                                    Page 4

                           RUDY'S RESTAURANT GROUP, INC.
                                 AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                 Increase (Decrease) in Cash and Cash Equivalents

                                                        Twenty-four Weeks Ended
                                                         3/17/96        3/19/95
                                                      -----------      ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  813,500       $ 431,257
  Non-cash items:
    Depreciation and amortization                        157,575         139,004
    Loss on retirement of assets                           5,131           1,227
  Changes in assets and liabilities:
    Increase in indebtedness to related parties            2,343           2,343
    (Increase)/Decrease in accounts receivable           (24,539)          6,081
    (Increase) in inventories                            (60,219)        (10,636)
    (Increase)/Decrease in prepaid expenses              (19,609)         34,480
    Increase in accounts payable and accrued expenses    226,999          71,439
                                                      -----------      ----------
  Total adjustments                                      287,681         243,938
                                                      -----------      ----------

  Net cash provided by operating activities            1,101,181         675,195


  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                (357,410)        (67,162)
    Purchased goodwill                                   (90,774)            ---
    Purchase of other assets                            (191,500)         (3,369)
                                                      -----------      ----------
  Net cash (used in) investing activities               (639,684)        (70,531)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                31,250             ---
    Principal payments under note payable
      and other long-term debt                            (5,057)            ---
                                                      -----------      ----------

  Net cash provided by financing activities               26,193             ---
                                                      -----------      ----------

  Net Increase in Cash and Cash Equivalents              487,690         604,664
  Cash and Cash Equivalents, October 1, 1995
     and October 2, 1994, respectively                 1,476,652         341,477
                                                      -----------      ----------
  Cash and Cash Equivalents, March 17, 1996
     and March 19, 1995, respectively                 $1,964,342       $ 946,141
                                                      ===========      ==========


            See accompanying notes to consolidated financial statements.

                                        Page 5

                           RUDY'S RESTAURANT GROUP, INC.
                                 AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -continued-
                                    (unaudited)

                                                        Twenty-four Weeks Ended
                                                         3/17/96        3/19/95
                                                      -----------      ----------
  SUPPLEMENTAL DISCLOSURE

  Non-cash transactions:
    Liabilities assumed in acquisition of restaurants:
     7% Promissory Note, $30,010 principal and
     interest due monthly over four years             $1,253,221           N/A
                                                      ==========       ==========

     Non-compete and consulting agreement, discounted
     at 7%, $6,667 principal and interest due monthly
     over five years                                  $  336,680           N/A
                                                      ==========       ==========



































                                         Page 6

                           RUDY'S RESTAURANT GROUP, INC.
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Note 1:  Financial Statement Presentation

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended October 1, 1995.

  The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting of only normal recurring accruals, necessary to summarize fairly the financial position of Rudy's Restaurant Group, Inc. and Subsidiaries (the
  "Company") as of March 17, 1996 and the results of operations for the twenty-four weeks ended March 17, 1996 and March 19, 1995. The results of operations for the period ended March 17, 1996 are not necessarily indicative of the results to be expected for the full year.

  BUSINESS. Rudy's Restaurant Group, Inc. (the "Company"), is a Nevada corporation which, through its wholly-owned subsidiaries, owns and operates nine Japanese-style steak and seafood restaurants. The Company owns 100% of the stock of The Samurai, Inc. ("The Samurai"), Maxwell's International Inc.
  ("Maxwell's") and Rudy's Sirloin Steakburgers, Inc. ("Rudy's").

  INCOME PER SHARE. Income per share is calculated using the weighted average number of shares of common stock outstanding and common stock equivalents if dilutive.

  Note 2: Business Acquisition

  On February 5, 1996 the Company completed the purchase of three of the four restaurants the Company had contracted to purchase pursuant to the terms of an Asset Purchase and Sale Agreement (the "Agreement") entered into in December 1995 between the Company's Maxwell's subsidiary and Asian Restaurants International, Inc. The acquisition of the fourth restaurant has been delayed pending governmental approval of the transfer of certain licenses and the results of negotiations with the Landlord of the fourth location. The Company is proceeding in its efforts to complete this acquisition, however, there are no assurances it will be successful in its efforts.

  The Company paid $533,800 in cash, issued a 7% promissory note for $1,253,000, and entered into a non-compete and consulting agreement with the owner of
Asian Restaurants International, Inc. for the three restaurants. The non-compete and consulting agreement calls for total payments of $400,000 to be paid over five years and has been recorded at its discounted value, $336,700, in the Company's financial statements as an other asset and long-term obligation. The acquisition has been accounted for as a purchase and the results of restaurant operations have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of


                                         Page 7

  approximately $91,000 which is being amortized over 15 years. The allocation of the purchase price will be finalized during 1996 upon completion of asset valuations.

  The newly acquired restaurants operate under the name Kyoto Steak and Seafood.

 Note 3: Contingencies

The Company is not currently a party to any significant legal proceeding.

The Company is subject to such legal proceedings and claims as may arise in the ordinary course of its business and, to assist in limiting the Company's exposure to financial loss as a result of such claims, the Company carries certain comprehensive insurance. The Company does not carry insurance which would assist in the defense or settlement of those claims which may arise in employment related matters, such as claims as may be made alleging harassment or discrimination.









































                                       Page 8

  PART I. FINANCIAL INFORMATION

  Item 2.   Management's Discussion and Analysis of Results of Operations

                                RESULTS OF OPERATIONS
                                ---------------------

BUSINESS OVERVIEW. The Company acquired three (3) Japanese steak and seafood restaurants on February 5, 1996, increasing the number of restaurants owned and operated from six (6) to nine (9). The newly acquired restaurants operate under the name Kyoto Steak and Seafood ("Kyoto"). The Kyoto acquisition has been accounted for as a purchase and the results of restaurant operations for the six weeks from the date of acquisition to March 17, 1996 have been included in the accompanying consolidated financial statements. Certain data and discussion herein is presented in total and as same-restaurant to facilitate understanding of the Company's current operations before and after the acquisition.

The Company's second quarter 1996 earnings, $573,000, increased 103.8% as compared to second quarter 1995 earnings of $281,000. Same-restaurant earnings represented over 60% of this increase. Year-to-date 1996 earnings, $813,000, represent an 88.6% increase over year-to-date 1995 earnings of $431,000. Same-restaurant year-to-date 1996 earnings increased 60.1%. As more fully discussed below, the improvement in same-restaurant earnings is the result of a combination of factors, including changes in the use of coupons, higher menu prices and declining product costs.

REVENUES. Total revenues for the second quarter 1996 and year-to-date 1996, as compared to 1995, increased $800,000, 29.4% and $867,400, 16.8%, respectively.
Same-restaurant sales in the second quarter 1996 and year-to-date 1996 increased 3.7% and 3.0%, respectively.

After analysis of customer traffic patterns, the Company determined that a reduction in coupon offers was necessary to better utilize restaurant facilities and personnel and improve earnings. The implementation of this program resulted in an approximately 17% decline in customers using coupon offers in the second quarter 1996, 18% in fiscal 1996 as compared to 1995. During this same period customers ordering from the full price menu increased. As more fully discussed below, through this increase in customers ordering from the full price menu, the overall effect of the decrease in coupon utilization was to improve earnings.

The change in customers using discounted coupon offers to full-price menu items together with modest price increases implemented periodically combined to increase the average check 3.8% in the second quarter and 3.5% year-to-date as compared to the same time periods in 1995.

Revenues and customer traffic at the Kyoto restaurants increased 13.6% and 7%, respectively, in the six weeks of operations included in the Company's results of operations compared to available information for the same six weeks in 1995.

Because of the limited number and diverse geographic location of its restaurants, it is not economically beneficial for the Company to use extensive mass-media advertising available to larger restaurant companies. In addition to being highly competitive, the restaurant industry is affected by changes in the public's eating habits and local and national economic conditions. Historically, the Company's customers have shown strong loyalty to the Company's product and type of service, however, management believes the


                                         Page 9

increase in revenues in 1996 does not necessarily represent a trend but rather parallels economic and competitive conditions in the areas in which the Company's restaurants are located.

COSTS AND EXPENSES VARIABLE WITH REVENUES.

                                                      PERCENT OF REVENUES
COSTS AND EXPENSES:                             FY 1996    FY 1995    Change
- -------------------                             ----------------------------
Second Quarter: Food, beverage and supplies      25.8%      29.5%     (3.7%)
                Labor and related costs          21.8%      23.3%     (1.5%)
                                                ----------------------------
                                                 47.6%      52.8%     (5.2%)
                                                ============================

Year-to-date  : Food, beverage and supplies      26.4%      29.5%     (3.1%)
                Labor and related costs          23.1%      23.9%     ( .8%)
                                                ----------------------------
                                                 49.5%      53.4%     (3.9%)
                                                ============================

Seafood costs declined approximately 6% and meat and chicken costs declined approximately 11.3% in the second quarter 1996 compared to 1995. Year-to-date seafood costs declined approximately 5% and meat and chicken costs declined approximately 7.9% compared to 1995. Approximately 1.5% of the 3.7% improvement in food, beverage and supplies costs in the second quarter 1996 is attributable to reductions in these costs. Year-to-date food, beverage and supplies costs improved approximately 1.1% due to reductions in these costs. As evidenced by double digit increases in these costs experienced in 1995 and the significant decreases to date in 1996, the cost of meat, chicken and seafood varies with market supply and demand and there are no assurances that savings attributable to reduced prices will continue.

The balance of the improvement in food, beverage and supplies costs in both the second quarter and year-to-date costs is the result of higher menu prices and changes in the average check attributable to reduced coupon utilization discussed above. Although food, beverage and supplies costs at the Kyoto restaurants are lower than at the previously owned restaurants (the Kyoto restaurants have minimal coupon offers and serve fewer high-cost menu items), the impact of these lower costs was minimal during the period included herein since the current period includes only six weeks of operations from these restaurants.

The improvement in labor and related costs, 1.5% in the second quarter and .8% in year-to-date costs, is the result of higher menu prices, changes in the average check due to reduced coupon utilization and lower labor costs at the Kyoto restaurants. On a per customer served basis, same-restaurant labor and related costs increased 1% in the second quarter 1996 and .3% in year-to-date costs as compared to 1995. Labor costs have risen as a result of increases in base wage rates necessary to meet prevailing wage scales. Management expects labor costs to continue to increase as the economy improves making higher base wage rates necessary to retain qualified personnel. Although fringe benefit costs have improved moderately in 1996, due to high current year health insurance claims experience, management expects the cost of providing health insurance will increase in future periods.

RESTAURANT OPERATING EXPENSES. Restaurant operating expenses include restaurant management and supervision, occupancy costs, repairs and maintenance,

                                       Page 10

utilities, advertising and property and liability insurance. These expenses increased in absolute terms in both the second quarter fiscal 1996 and year-to-date, primarily due to costs associated with the Kyoto restaurants. Same-restaurant operating expenses increased approximately $21,000 in the second quarter 1996 compared to 1995 and approximately $4,000 year-to-date compared to 1995. Substantially all of the increase in these costs is the result of increased promotion and occupancy costs.

ADMINISTRATIVE EXPENSES. Administrative expenses increased $23,600 in the second quarter 1996 compared to 1995, due to professional fees associated with obtaining audited financial statements for the Kyoto restaurants. Year-to-date administrative costs increased $32,000 due to these fees and the cost of performance bonuses granted administrative staff in the first quarter fiscal 1996.

INTEREST EXPENSE. Interest expense increased $12,000 and $11,500 in the second quarter and year-to-date 1996, respectively. As discussed below, this increase is directly related to debt incurred with the acquisition of the Kyoto restaurants. Interest expense will continue to be higher than previous years for so long as this debt remains outstanding.


                          LIQUIDITY AND CAPITAL RESOURCES
                          -------------------------------

Net cash provided by operating activities through the twenty-four weeks ended March 17, 1996 is $1,101,000 as compared to $675,000 in 1995. At March 17, 1996 the Company's current assets exceed its current liabilities by approximately $825,000.

BUSINESS ACQUISITION. The Company paid $533,800 in cash, issued a 7% promissory note for $1,253,000, and entered into a non-compete and consulting agreement with the owner of Asian Restaurants International, Inc. for the purchase of the three Kyoto restaurants February 5, 1996. The non-compete and consulting agreement calls for total payments of $400,000 to be paid over five years and has been recorded at its discounted value, $336,700, in the Company's financial statements as an other asset and long-term obligation. The acquisition has been accounted for as a purchase.

CAPITAL EXPENDITURES. Capital expenditures to be funded from cash flow, excluding capital expenditures related to the Kyoto restaurants, are expected to total approximately $600,000 in fiscal 1996, including an estimated $450,000 related to anticipated improvements to be made to modernize the existing facilities and to comply with the Americans with Disabilities Act, the "ADA". Of this amount, approximately $77,400 was paid in the twenty-four weeks ended March 17, 1996. The Company's cash payment for the Kyoto restaurants included $280,000 for assets at the Kyoto restaurants.

OTHER. The restaurant industry is highly labor intensive. Although the Company presently pays a significant portion of its employees in excess of the Federal minimum wage and a large number of the Company's employees are tipped employees whose wages are subject to the Federal tip credit, increases in state and federal minimum wage rates, if significant, would have an adverse impact on the Company's results of operations.

Further, although the Company currently provides health insurance benefits to its employees, the introduction of a national health care program which would require employers to pay a significant portion of employee health care costs would have a significant impact on the Company's results of operations.
                                 Page 11

Excluding the newly reopened Miami restaurant facility, the Company's restaurant facilities were built prior to the enactment of Federal ADA regulations. The ADA includes certain requirements to alter public facilities, including restaurants, as necessary to make facilities accessible to and useable by individuals with disabilities. Although Federal regulations consider the cost of alterations and the overall financial resources of the Company in determining the nature and timing of compliance, the cost of such alterations could have a significant impact on the Company's cash flow. The Company has engaged certain architects and engineers to develop plans to implement those alterations which are economically feasible. The required alterations will be made as soon as possible.


PART II.  OTHER INFORMATION

          None











































                                       Page 12

                                     SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            RUDY'S RESTAURANT GROUP, INC.
                                            (Registrant)




  Dated: April 29, 1996                     /s/ Douglas M. Rudolph
                                            ---------------------------------
                                            Douglas M. Rudolph, President




  Dated: April 29, 1996                     /s/ Marie G. Peterson
                                            ---------------------------------
                                            Marie G. Peterson
                                            Vice President,
                                            Chief Financial Officer and
                                            Principal Accounting Officer































                                      Page 13