Form 10QSB
period 1996-06-09
RUDYS RESTAURANT GROUP INC
filed 1996-07-23
CIK 793026

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                               FORM 10-QSB


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934.


For the quarterly period ended    June 9, 1996
                                  --------------


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

                      Yes    X         No
                          -------          -------


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                   Outstanding at July 24, 1996
     -----------------------          ----------------------------
     Common Stock, par value                   3,765,000
         $.01 per share






PAGE

                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES


                                     INDEX
                                                               Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 9, 1996
            and October 1, 1995                                  3

          Consolidated Statements of Operations -
            Twelve weeks and Thirty-six weeks ended
            June 9, 1996 and June 11, 1995                       4

          Consolidated Statements of Cash Flows -
            Thirty-six weeks ended June 9, 1996 and
            June 11, 1995                                        5

          Notes to Consolidated Financial Statements             7

Item 2.   Management's Discussion and Analysis of
          Results of Operations                                  9


PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                     12






























                             Page 2
                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                    ASSETS
                                            6/9/96         10/1/95
                                         ------------    ------------
                                          (unaudited)
Current Assets:
  Cash and cash equivalents              $ 2,227,372     $ 1,476,652
  Accounts receivable                         21,337           5,915
  Inventories                                220,447         162,685
  Prepaid expenses                           134,611         107,924
                                         ------------    ------------
    Total current assets                   2,603,767       1,753,176
                                         ------------    ------------
Property and Equipment, net                3,623,140       2,094,841

Goodwill, net of accumulated
  amortization of $326,062
  at June 9, 1996 and
  $309,441 at October 1, 1995                603,811         529,658
Other assets                                 701,488         204,783
                                         ------------    ------------
                                         $ 7,532,206     $ 4,582,458
                                         ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt     $   345,925     $       ---
Due to related parties                       108,590         105,076
Accounts payable and accrued expenses        949,469         840,364
                                         ------------    ------------
     Total liabilities                     1,403,984         945,440
                                         ------------    ------------
Notes payable and other long-term debt,
   excluding current maturities            1,156,177             ---

Commitments and contingencies (Note 3)

Stockholders' Equity:
Preferred stock, $.01 par value.
  Authorized 10,000,000 shares,
  none issued.
Common stock, $.01 par value.
  Authorized 30,000,000 shares;
  issued and outstanding 3,765,000 shares      37,650         35,200
Paid-in capital                            17,852,403     17,823,603
Accumulated (deficit)                     (12,918,008)   (14,221,785)
                                          ------------   ------------
  Net stockholders' equity                  4,972,045      3,637,018
                                          ------------   ------------
                                          $ 7,532,206    $ 4,582,458
                                          ============   ============





       See accompanying notes to consolidated financial statements.

                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATION
                                 (unaudited)

                                Twelve Weeks Ended       Thirty-six Weeks Ended
                                6/9/96      6/11/95        6/9/96     6/11/95
                             -----------  -----------   -----------  -----------
Total Revenues               $ 3,870,405  $2,585,224    $9,909,623   $7,757,003

Costs and expenses
 applicable to revenues        1,929,190   1,394,620     4,920,864    4,156,912
Restaurant operating expenses  1,111,804     743,818     2,821,140    2,249,593
Depreciation and amortization     91,515      51,013       228,133      175,413
                             -----------  -----------   -----------  -----------
Earnings from restaurant
  operations                     737,896     395,773     1,939,486    1,175,085

Administrative expenses          174,727     131,591       464,724      389,661
Interest expense                  25,992       1,026        40,854        4,384
Other (expense) income               ---     (50,000)       (5,131)     (51,227)
                             -----------  -----------   -----------  -----------

Income before income taxes       537,177     213,156     1,428,777      729,813

Income taxes                      46,900      22,700       125,000      108,100
                             -----------  -----------   -----------  -----------

Net income                   $   490,277  $  190,456    $1,303,777   $  621,713
                             ===========  ===========  ===========  ===========

Net income per common and
 common equivalent share
   Primary                   $       .13  $      .05   $      .35   $      .17
                             ===========  ===========  ===========  ===========
   Fully Diluted             $       .13  $      .05   $      .35   $      .17
                             ===========  ===========  ===========  ===========

Average number of common and
 common equivalent shares
   Primary                     3,765,000   3,714,597    3,762,416    3,707,335
                             ===========  ===========  ===========  ===========
   Fully Diluted               3,765,000   3,714,597    3,763,000    3,707,335
                             ===========  ===========  ===========  ===========

















            See accompanying notes to consolidated financial statements.

                                    Page 4
                           RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

               Increase (Decrease) in Cash and Cash Equivalents
                                                      Thirty-six Weeks Ended
                                                       6/9/96          6/11/95
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $1,303,777      $  621,713
Non-cash items:
  Depreciation and amortization                        275,594         197,318
  Loss on retirement of assets                           5,131           1,227
Changes in assets and liabilities:
  Increase in indebtedness to related parties            3,514           3,514
  (Increase)/Decrease in accounts receivable           (15,423)          4,448
  (Increase)in inventories                             (57,763)        (10,807)
  (Increase)/Decrease in prepaid expenses              (26,687)         10,636
  Increase in accounts payable and
    accrued expenses                                   109,107         112,332
                                                    -----------     -----------

Total adjustments                                      293,473         318,668
                                                    -----------     -----------

Net cash provided by operating activities            1,597,250         940,381


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (507,707)       (170,289)
  Purchased goodwill                                   (90,774)            ---
  Purchases of other assets                           (191,500)         (3,369)
                                                    -----------     -----------
Net cash (used in) investing activities               (789,981)       (173,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                31,250             ---
  Principal payments under note payable
    and other long-term debt                           (87,799)            ---
                                                    -----------     -----------

Net cash (used in) financing activities                (56,549)            ---
                                                    -----------     -----------
Net Increase in Cash and Cash Equivalents              750,720         766,723
Cash and Cash Equivalents, October 1, 1995
   and October 2, 1994, respectively                 1,476,652         341,477
                                                    -----------     -----------
Cash and Cash Equivalents, June 9, 1996
   and June 11, 1995, respectively                  $2,227,372      $1,108,200
                                                    ===========     ===========










             See accompanying notes to consolidated financial statements.

                                      Page 5
                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                   -continued-
                                                       Thirty-six Weeks Ended
                                                       6/9/96          6/11/95
                                                    -----------     -----------

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





































               See accompanying notes to consolidated financial statements.

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

The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting of only normal recurring accruals, necessary to summarize fairly the financial position of Rudy's Restaurant Group, Inc. and Subsidiaries (the "Company") as of June 9, 1996 and the results of operations for the thirty-six weeks ended June 9, 1996 and June 11, 1995. The results of operations for the period ended June 6, 1996 are not necessarily indicative of the results to be expected for the full year.

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

Note 2: Business Acquisition

On February 5, 1996 the Company completed the purchase of three of the four restaurants the Company had contracted to purchase pursuant to the terms of an Asset Purchase and Sale Agreement (the "Agreement") entered into in December 1995 between the Company's Maxwell's subsidiary and Asian Restaurants International, Inc. The acquisition of the fourth restaurant has been delayed pending governmental approval of the transfer of certain licenses and the results of negotiations with the landlord of the fourth location. The Company is proceeding in its efforts to complete this acquisition, however, the Agreement specified certain lease terms be made before the Company would proceed with this acquisition and to date the landlord at this location has not agreed to the specified terms. Inasmuch as the specified lease terms the Company has proposed must be met to make this acquisition economically feasible to the Company, there are no assurances that this acquisition will be completed.

The Company paid $533,800 in cash, issued a 7% promissory note for $1,253,000, and entered into a non-compete and consulting agreement with the owner of Asian Restaurants International, Inc. for the three restaurants. The non-compete and consulting agreement calls for total payments of $400,000 to be paid over five years and has been recorded at its discounted value, $336,700, in the Company's financial statements as an other asset and long-term obligation. The acquisition has been accounted for as a purchase and the results of restaurant operations have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $91,000 which is being amortized over 15 years. The allocation of the purchase price will be finalized during 1996 upon completion of asset valuations.

The newly acquired restaurants operate under the name Kyoto Steak and Seafood.


Note 3: Commitments and Contingencies

The Equal Employment Opportunity Commission (the "EEOC") has advised the Company that a former employee has filed charges of age discrimination, harassment and constructive discharge against the Company with the EEOC. Although investigation of these charges by the EEOC is in its initial stages, management believes these charges are without merit.

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

The Company is not currently a party to any significant legal proceedings.

The Company has signed a letter of intent to purchase land and improvements at one of the locations the Company currently leases and operates as a Samurai restaurant. The purchase price is $1,150,000, to be paid in cash at closing. The remaining initial lease term at this location is four (4) years. Therefore, this acquisition will relieve the Company of minimum annual rent obligations of $143,000 and guarantee the ability of the Company to operate the restaurant in a manner and for so long as it desires.




















                               Page 8
PART I. FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Results of
      Operations

                     RESULTS OF OPERATIONS
                     ---------------------

BUSINESS OVERVIEW. The Company acquired three (3) Japanese steak and seafood restaurants on February 5, 1996, increasing the number of restaurants owned and operated from six (6) to nine
(9). The newly acquired restaurants operate under the name Kyoto Steak and Seafood ("Kyoto"). The Kyoto acquisition has been accounted for as a purchase and the results of restaurant operations for the eighteen weeks from the date of acquisition to June 9, 1996 have been included in the accompanying consolidated financial statements. Certain data and discussion herein is presented in total and as same-restaurant to facilitate understanding of the Company's current operations before and after the acquisition.

The Company's third quarter 1996 earnings, $490,000, increased
$300,000, 158%, as compared to third quarter 1995 earnings of $190,000. Same-restaurant earnings represented over 30% of this increase. Year-to-date 1996 earnings, $1,304,000, represent a 110% increase over year-to-date 1995 earnings of $622,000. Same-restaurant year-to-date 1996 earnings increased 29.2%. As more fully discussed below, the improvement in same-restaurant earnings is the result of a combination of factors, including changes in the use of coupons, higher menu prices and declining product costs.

REVENUES.  Total revenues for the third quarter 1996 and year-to-date 1996, as compared to 1995, increased $1,285,200, 49.7%, and $2,152,600, 27.7%, respectively. Same-restaurant sales in the third quarter 1996 and year-to-date 1996 increased 1.6% and 2.6%, respectively.

The third quarter increase in same-restaurant sales includes a 3.4% increase in average check and a 1.8% decline in covers. The year to date increase in same restaurant sales includes a 4.9% increase in average check and a 2.3% decline in covers.

After analysis of customer traffic patterns, the Company determined that a reduction in coupon offers was necessary to better utilize restaurant facilities and personnel and improve earnings. The implementation of this program resulted in an approximately 6.9% decline in customers using coupon offers in the third quarter 1996, and a decline of 14.6% in fiscal 1996 as compared to 1995. As more fully discussed below, the overall effect of the decrease in coupon utilization was to improve earnings.

Revenues at the Kyoto restaurants increased 8.6% in the third quarter 1996 compared to available information for 1995.

Because of the limited number and diverse geographic location of its restaurants, it is not economically beneficial for the Company to use extensive mass-media advertising available to larger restaurant companies. In addition to being highly competitive, the restaurant industry is affected by changes in the public's eating habits and local and national economic conditions.

COSTS AND EXPENSES VARIABLE WITH REVENUES.

                                       PERCENT OF REVENUES
COSTS AND EXPENSES:                FY 1996    FY 1995    Change
- -------------------                ----------------------------
Third quarter:
  Food, beverage and supplies       27.0%      29.8%     (2.8%)
  Labor and related costs           22.8%      24.1%     (1.3%)
                                   ----------------------------
                                    49.8%      53.9%     (4.1%)
                                   ============================
Year-to-date:
  Food, beverage and supplies       26.7%      29.6%     (2.9%)
  Labor and related costs           23.0%      24.0%     (1.0%)
                                   ----------------------------
                                    49.7%      53.6%     (3.9%)
                                   ============================

A portion of the improvement in food, beverage and supplies costs is due to the addition of the Kyoto restaurants which have minimal coupon offers and serve fewer high-cost menu items, and the improved average check made possible by modest price increases and reduced coupon utilization at the Samurai locations. However, a substantial portion of the improvement in food, beverage and supplies costs is due to seafood costs which declined approximately 10.7% and meat and chicken costs which declined approximately 6.7% in the third quarter. Year-to-date seafood costs declined approximately 6.7% and meat and chicken costs declined approximately 6.6% compared to 1995. The cost of meat, chicken and seafood varies with market supply and demand and current meat and chicken costs are trending toward higher prices. Accordingly, there are no assurances that savings attributable to reduced prices will continue.

The improvement in labor and related costs, 1.3% in the third quarter and 1% in year-to-date costs, is the result of higher menu prices, changes in the average check due to reduced coupon utilization and lower labor costs at the Kyoto restaurants. Labor costs have risen on an absolute basis as a result of increases in base wage rates necessary to meet prevailing wage scales. Management expects labor costs to continue to increase as discussions continue regarding the passage of an increased Federal minimum wage and as higher base wage rates become necessary to retain qualified personnel. Although fringe benefit costs have improved moderately in 1996, due to high current year health insurance claims experience, management expects the cost of providing health insurance will increase in future periods.

RESTAURANT OPERATING EXPENSES. Restaurant operating expenses include restaurant management and supervision, occupancy costs, repairs and maintenance, utilities, advertising and property and liability insurance. These expenses increased in absolute terms in both the third quarter fiscal 1996 and year-to-date due to costs of operating the Kyoto restaurants. Same-restaurant operating expenses remained substantially unchanged in the third quarter and year-to-date compared to 1995.

ADMINISTRATIVE EXPENSES. Administrative expenses increased $43,000 in the third quarter 1996 and $75,000 year-to-date compared to 1995. The increase in administrative costs is due to several factors including cost-of-living wage adjustments due the chief financial officer for the period from 1991 to present, the cost of audit fees associated with auditing the Kyoto operations, and amortization of intangible assets acquired with the Kyoto restaurants.

INTEREST EXPENSE. Interest expense increased $25,000 and $36,500 in the third quarter and year-to-date 1996, respectively. This increase is directly related to debt incurred with the acquisition of the Kyoto restaurants. Interest expense will continue for so long as this debt remains outstanding.


                 LIQUIDITY AND CAPITAL RESOURCES
                 -------------------------------

Net cash provided by operating activities through the thirty-six weeks ended June 9, 1996 is $1,597,000 as compared to $940,000 in 1995. At June 9, 1996 the Company's current assets exceed its current liabilities by approximately $1,200,000.

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

CAPITAL EXPENDITURES. Certain of the Company's lease agreements include lessee rights of first refusal in the event the landlord desires to sell property leased to the Company. In July 1996, pursuant to the terms of one such right of first refusal, the Company agreed to purchase the land and improvements of one of its Samurai restaurants for $1,150,000 to be paid in cash at closing, expected in August, 1996. Capital expenditures to be funded from cash flow, excluding capital expenditures related to the Kyoto restaurants and $1,150,000 related to the acquisition of land and improvements, are expected to total approximately $700,000 in fiscal 1996, including an estimated $450,000 related to anticipated improvements to be made to modernize existing facilities and to comply with the Americans with Disabilities Act, the "ADA". Of this amount, approximately $230,000 was paid in the thirty-six weeks ended June 9, 1996. The Company's cash payment for the Kyoto restaurants included $280,000 for assets at the Kyoto restaurants.

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


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

The Equal Employment Opportunity Commission (the "EEOC") has advised the Company that a former employee has filed charges of age discrimination, harassment and constructive discharge against the Company with the EEOC. Although investigation of these charges by the EEOC is in its initial stages, management believes these charges are without merit.














































                                Page 12

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                RUDY'S RESTAURANT GROUP, INC.
                                (Registrant)




Dated: July 23, 1996            /s/ Douglas M. Rudolph
                                ---------------------------------
                                Douglas M. Rudolph, President




Dated: July 23, 1996            /s/ Marie G. Peterson
                                ---------------------------------
                                Marie G. Peterson
                                Vice President,
                                Chief Financial Officer and
                                Principal Accounting Officer





































                              Page 13