Form 10KSB
period 1996-09-29
RUDYS RESTAURANT GROUP INC
filed 1997-01-14
CIK 793026

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


FORM 10-KSB

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----- SECURITIES EXCHANGE ACT OF 1934 {FEE REQUIRED}

            For fiscal year ended September 29, 1996
                                  ------------------

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934 {NO FEE REQUIRED}

Commission File No: 0-14650
                    -------
                     RUDY'S RESTAURANT GROUP, INC.
                 -------------------------------------
           (Exact name of registrant as specified in its charter)

        Nevada                               88-0210808
-----------------------------            ------------------
(State or other jurisdiction             (I.R.S. Employer
       of incorporation)               Identification Number)

 11900 Biscayne Boulevard, Suite 806, Miami, Florida     33181
 --------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number,
 including area code: (305) 895-7200
                       -------------
Registrant's fax number, including area code: (305) 895-2881
                                               -------------

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:$14,665,000
                                                   ----------

The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of December 20, 1996 was approximately $3,328,000 based on the average of the bid ($2.81) and ask ($3.50) prices on that date. As of December 20, 1996, 3,765,000 shares of the registrant's Common Stock, $.01 par value, were outstanding.

Exhibit table is on page   24
                         -----

                       TABLE OF CONTENTS

       FORM 10-KSB ANNUAL REPORT YEAR ENDED SEPTEMBER 29, 1996

                     RUDY'S RESTAURANT GROUP, INC.

PART I:                                                     Page
Item 1.     Description of Business                          3

Item 2.     Description of Properties                        4

Item 3.     Legal Proceedings                                5

Item 4.     Submission of Matters to a Vote of Security
            Holders                                          5

PART II
Item 5.     Market for Common Equity and Related
            Stockholder Matters                              5

Item 6.     Management's Discussion and Analysis of
            Results of Operations                            6

Item 7.     Financial Statements                             9

Item 8.     Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure          21

PART III
Item 9.      Directors and Executive Officers of the
             Registrant; Compliance with
             Section 16(a) of the Exchange Act              21

Item 10.    Executive Compensation                          22

Item 11.    Security Ownership of Certain Beneficial
            Owners and Management                           24

Item 12.    Certain Relationships and Related Transactions  24

PART IV

Item 13.    Exhibits and Reports on Form 8-K                24

SIGNATURES                                                  27

               PART I

Item 1.   DESCRIPTION OF BUSINESS
          ----------------------

     GENERAL

     Rudy's Restaurant Group, Inc. (the "Company") is a Nevada corporation which, through its wholly-owned subsidiaries, owns and operates nine Japanese steak and seafood restaurants located throughout eastern and mid-eastern United States. The Company owns 100% of the stock of The Samurai, Inc. ("The Samurai"), Maxwell's International, Inc. ("Maxwell's") and Rudy's Sirloin SteakBurgers, Inc. ("Rudy's"). The Company acquired its interest in The Samurai and Maxwell's from Bright Star Holding, Inc. ("BSH") in 1985. The Samurai currently owns and operates five Samurai restaurants. Maxwell's currently owns and operates one Samurai restaurant and three Kyoto restaurants (see Business Acquisition below).The Company acquired its interest in Rudy's in 1985. Substantially all of the assets, liabilities and operations of the Rudy's subsidiary were sold in 1991 and this subsidiary is currently inactive.

     BUSINESS ACQUISITION

      In February 1996, through its Maxwell's subsidiary, the Company acquired substantially all of the assets and business operations of three Japanese steak and seafood restaurants owned by Asian Restaurants International, Inc. ("ARI").The newly acquired restaurants operate under the name Kyoto Japanese Steak and Seafood ("Kyoto"). This acquisition has been accounted for as a purchase and the results of operations of the acquired restaurants have been included in the Company's consolidated financial statements since the date acquired.

     The above summary of the Asset Purchase and Sale Agreement by and between ARI and Maxwell's is qualified in its entirety by reference to Exhibit 10.22 of this Report.

     RESTAURANT OPERATIONS

     The Company's restaurants feature "teppanyaki" cooking, in which steak, chicken, shrimp and other seafood are prepared on a grill which forms the focal point at the center of a large table seating from eight to ten patrons. The decor of each restaurant features a traditional Japanese theme. The restaurants range in size from approximately 5,000 to 10,000 square feet and include a bar and lounge area designed to provide a casual and comfortable atmosphere. Seating capacity ranges from 128 to 192 and averages 156 persons.

     In addition to entrees prepared at the table, a variety of Japanese appetizers are available, as are alcoholic and non-alcoholic beverages. In addition, three restaurants have a "sushi" bar offering various types of raw fish served either in the traditional manner or as "sashimi".

     Restaurants are open for lunch and dinner. Dinner entrees range in price from $12.50 to $26.95; the average dinner check is $20.50. The average luncheon check is $10.50. Sales of alcoholic beverages represent approximately 14% of restaurant sales.

     The Company's restaurant format includes several features which limit costs. The "teppanyaki" table arrangement improves efficiency of service since most seats at the table are occupied at the same time. Service is coordinated at the table by the presiding chef so that meals begin and end simultaneously. Limited menu choices, portion controlled servings and preparation of entrees at the table minimize waste, contributing to savings in food costs. In addition, labor costs are reduced by combining such functions as order taking, preparation and serving.

     Quality and uniformity at the Company's restaurants are maintained through training and careful supervision of personnel. Restaurant operations are under the general supervision of the Company's President and Chief Operating and Financial Officer as well as the direct supervision of a Supervisor of Restaurant Operations. Each restaurant has a head manager, assistant managers and head chefs. The restaurants are operated in accordance with uniform specifications, as set forth in operating manuals, relating to food and beverage preparation, maintenance of premises and conduct of employees. Operational reviews are conducted periodically to ensure adherence to standards of quality in food preparation and customer service.

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

     EXPANSION

     Expansion, if any, is dependent upon the availability of and competition for appropriate locations and the Company's ability to obtain financing for the acquisition of existing restaurant operations and/or development, construction and opening of new restaurants. See Item 6. Management's Discussion and Analysis of Results of Operations for a discussion of a business acquisition completed in fiscal 1996.

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

     Since the success of the Company's restaurants is primarily dependent upon the popularity of oriental food and the "teppanyaki" style of cooking in the communities within which the restaurants are located, the Company relies heavily on local newspaper and other forms of print media to promote its restaurants.

     GOVERNMENT REGULATION

     The Company is subject to Federal, state and local laws affecting the operation of the restaurants, including zoning, health, sanitation and safety regulations and alcoholic beverage licensing requirements. The suspension of a food service or liquor license could cause an interruption of operations at the affected restaurant.

     The Company is also subject to the Federal Fair Labor Standards Act and state and local labor regulations which govern minimum wage, overtime and other working conditions. Accordingly, any change in such regulations, such as the recently enacted change in the Federal minimum wage, may affect the Company's results of operations.

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

     EMPLOYEES

     The Company has approximately 390 employees of which 385 are employed in restaurant operations and 5 are corporate management and office personnel. None of the Company's employees are covered by collective bargaining agreements.

Item 2.     DESCRIPTION OF PROPERTIES
            -------------------------

     The Company owns the land and improvements associated with one of its restaurants (see Management's Discussion and Analysis of Results of Operations). The balance of the Company's restaurant facilities are leased pursuant to long-term lease agreements. The following table identifies certain information with respect to each of the Company's restaurants as of September 29, 1996.

                   Size          Lease                Lease
Location          (sq ft)   Expiration Date     Extension Options
-----------       -------   ---------------     -----------------
Miami, Florida      7,500         2006          1 5-year+1 3-year
Washington, DC      7,761         2006          2 5-year
Cincinnati, Ohio    5,000         1997          None
Cleveland, OH      10,392         2004          None
Minneapolis, MN    10,000        Owned          NA
Pittsburgh, PA      8,000         2001          3 5-year+1 3-year
Dearborn, Michigan  8,200         2002          None
Farmington Hills,
      Michigan      7,500         2016          2 5-year
Troy, Michigan      8,200         2016          2 5-year


Aggregate minimum rentals payable by the Company under operating leases in fiscal 1997 will approximate $918,000. Certain leases also require additional rental payments based on restaurant sales as well as real estate taxes, insurance, common area charges and other costs.

Item 3.   LEGAL PROCEEDINGS
          -----------------

     The Company is subject to such legal proceedings and claims as may arise in the ordinary course of its business that cover a wide range of matters, including but not limited to such matters as workers compensation, general liability and products liability claims. The Company carries comprehensive insurance to assist in limiting the Company's exposure to financial loss as a result of such claims as may arise in the normal course of business. However, the Company does not carry insurance coverage to assist in the defense or settlement of those claims which may arise in employment matters such as alleged harassment or discrimination. Although the Company is not currently a party to any significant ongoing legal proceeding not covered by existing insurance, because the Company is highly labor intensive there are no assurances that such legal proceedings, should they arise, would not have a significant adverse effect on the Company's financial position.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            None.

                               PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS
            ------------------------------------------------

     The common stock of Rudy's Restaurant Group, Inc. is quoted on The Nasdaq SmallCap Market under the symbol: "RUDY". The following sets forth the high and low ask and bid quotations for the Common Stock of the Company. Quotations reflect interdealer prices and do not necessarily reflect actual transactions.


                                   Quarter
                Beginning     Ending      Ask     Bid
                ---------   ----------   -----   -----
Fiscal 1995:
  First Quarter   10/3/94    12/25/94    $ .63   $ .31
  Second Quarter 12/26/94     3/19/95    $ .60   $ .38
  Third Quarter   3/20/95     6/11/95    $ .62   $ .44
  Fourth Quarter  6/12/95     10/1/95    $1.03   $ .56
Fiscal 1996:
  First Quarter   10/2/95    12/24/95    $2.37   $ .68
  Second Quarter 12/25/95     3/17/96    $2.72   $2.00
  Third Quarter   3/18/96      6/9/96    $4.62   $2.62
  Fourth Quarter  6/10/96     9/29/96    $5.87   $3.12

     The Company estimates there were approximately 380 holders of record of the Common Stock of the Company and that the total number of beneficial holders is in excess of 500 at September 29, 1996. The Company's policy is to retain all available earnings for the development and growth of its business. Accordingly, the Company does not contemplate payment of dividends within the foreseeable future.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS
          --------------------------------------------------

     The consolidated financial statements and related footnotes should be read in conjunction with the following discussion and analysis.

Fiscal 1996 Business Overview.
------------------------------

     At September 29, 1996, the Company and its Maxwell's subsidiary have tax net operating losses ("NOLS") and general business tax credit carryforwards totaling approximately
$12,300,000 and $280,000, respectively. The NOLS are available to reduce future federal taxable income through 2007 and the business tax credits are available to reduce Federal income taxes through 2011.

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), requires the Company to record a deferred tax asset for the future tax benefits of these NOLS and business tax credits if realization of the tax benefit is more likely than not. As the result of significant improvements in the Company's operations and the acquisition of additional restaurant operations, as more fully discussed below, management has concluded that the Company's future taxable income will be sufficient over the available carryforward period to realize the tax benefit of a significant portion of the available NOLS and business tax credits. Accordingly, in 1996 the Company recorded an income tax benefit of $3,807,000 as a reduction in current year tax expense, resulting in a net income tax benefit of $3,662,000 in fiscal 1996.

     The Company's income before giving effect to the income tax benefit discussed above, improved $772,000, $.20 per share in 1996 compared to 1995. As more fully discussed below, the Company's 1996 revenues, net income and earnings per share improved as a result of both an increase in the number of restaurants operating during the year and reductions in same-restaurant costs and expenses achieved primarily through a change in the Company's marketing strategy.

     Business Acquisition. In February 1996, through its Maxwell's subsidiary, the Company acquired substantially all of the assets and business operations of three Japanese steak and seafood restaurants owned by ARI for a total of approximately $2,200,000, including the cost of a Consulting and Agreement Not to Compete. This acquisition has been accounted for as a purchase and the results of operations of the acquired restaurants have been included in the Company's consolidated financial statements since the date acquired. The newly acquired restaurants operate under the name Kyoto Japanese Steak and Seafood ("Kyoto").

     Certain information related to the Kyoto restaurant operations and to the Samurai same-restaurant operations is discussed separately herein to facilitate understanding of the Company's operations.

     Property Acquisition. In September 1996 the Company, through its Samurai subsidiary, paid $1,150,000 cash to acquire land and improvements at one of the locations the Company has leased and operated since 1980. The effect of this acquisition will be to reduce operating expenses by approximately $123,000 per year, the amount of annual lease payments due under the lease canceled in September 1996.

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

     With the exception of the newly rebuilt Miami Samurai and certain of the Kyoto restaurants, the Company's restaurant facilities were built prior to the enactment of Federal regulations regarding equal opportunity for individuals with disabilities, the Americans with Disabilities Act, "ADA". The ADA includes certain requirements to alter public facilities, including restaurants, as necessary to make facilities accessible to and useable by individuals with disabilities. The Company began its modernization program in 1996 and at September 29, 1996 one of its restaurants was closed for a significant renovation including those improvements necessary to comply with ADA regulations.

     Although Federal regulations consider the cost of alterations and the overall financial resources of the Company in determining the nature and timing of ADA compliance, the cost of such alterations could have a significant impact on the Company's cash flow. The Company will proceed with required alterations at its remaining locations as soon as reasonably economically feasible.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operating activities is $2,175,000 in 1996 as compared to $1,424,000 in 1995. Cash and cash equivalents total $1,199,000 at the end of fiscal 1996 as compared to $1,477,000 at the end of 1995. At September 29, 1996 the Company had a working capital deficit of $1,000 as compared to a surplus of $808,000 at October 1, 1995. Significant business and property acquisitions made in 1996, discussed below, together with the cost of renovations at existing restaurants, were the primary factors contributing to the reduction in cash and working capital at September 29, 1996.

     Capital expenditures in 1996 total $1,966,000, primarily relating to $547,600 cash expended to acquire the three Kyoto restaurants discussed above, $1,150,000 cash expended to acquire the land and improvements located at one of the Company's previously leased restaurant facilities and $175,000 cash paid for the portion of renovation and modernization projects completed at September 29, 1996. The Company intends to proceed with additional renovations and modernization in fiscal 1997 and estimates that, including estimated costs of renovation to accommodate compliance with ADA regulations, capital expenditures to be funded out of cash flow from operating activities will approximate $800,000 in fiscal 1997.

Year to Year Comparison of Results of  Operations for the Years
Ended September 29, 1996 and October 1, 1995
---------------------------------------------------------------

     Revenues. The Company's fiscal 1996 total revenues increased
$3,575,000, 32.2% when compared to 1995. Substantially all of this increase is attributable to the addition of the Kyoto restaurants as Samurai same-restaurant revenues remained substantially unchanged between years.

     Management adopted a program in fiscal 1996 to reduce discounted meals offered through coupons in order to better utilize facilities and limited personnel during peak hours of operation. Although Samurai same-restaurant revenues did not change substantially between years, management's decision to reduce the availability of discounted meals resulted in a decline in fiscal 1996 customer traffic of 2.7%. At the same time, increased menu prices and the change in customer eating habits to more expensive menu items resulted in an increase in average check of 3% when compared to fiscal 1995. Due to the higher gross margin on full-priced items and other economies realized, as more fully discussed below, Samurai same-restaurant earnings from restaurant operations increased $365,000, to 18% of fiscal 1996 same-restaurant revenues as compared to 14.8% in fiscal 1995.

     The average check at the Kyoto restaurants is significantly higher than the average check at the Samurai restaurants primarily because these restaurants do not employ significant discounting. The average check at the Kyoto restaurants increased approximately 2.8% and customer traffic increased approximately 6.7% in 1996 compared to available information from the previous year for the approximately eight months included in the Company's operations.

     Although the change in marketing will continue to effect the Samurai same-restaurant customer traffic and average check for a portion of fiscal 1997, management does not believe the current year changes in traffic and average check to be indicative of a trend.

     Costs and expenses applicable to revenues. Costs and expenses applicable to revenues decreased 3.7% to 50% of revenues in fiscal 1996, as compared to 53.7% in fiscal 1995 summarized as follows:

                            Improvement In
                Food, Beverage
                 And Supplies     Labor         Total
                --------------   -------       -------
Same Restaurant       2.5%         .4%           2.9%
Kyoto                  .1          .7             .8
                      ----        ----           ----
                      2.6%        1.1%           3.7%
                      ====        ====           ====

     Because of their higher average check, costs and expenses applicable to revenues at the Kyoto restaurants are lower than those of the Samurai restaurants which resulted in an overall .8% improvement in costs and expenses variable with revenues. However, as shown, the most significant improvement in reduced costs was realized through reduced same restaurant costs and expenses.

     The cost of seafood, meat and chicken, the major components of the Company's food, beverage and supplies costs, varies with supply and demand and other market conditions. Approximately 1% of the 2.5% improvement in same-restaurant costs is the result of declining costs of seafood, which decreased approximately 7% in 1996, and meat and chicken costs which decreased approximately 5% in 1996. The balance of the improvement in these costs is the result of the higher average check discussed above.

     The .4% improvement in same-restaurant labor and related benefit costs is due entirely to the higher check average discussed above. Wage rates on a per check basis increased slightly. Although the increase in the Federal minimum wage is not expected to have significant direct impact on the Company's labor costs, higher wages are expected to continue in fiscal 1997 as a result of the domino effect of minimum wage rate changes and increased costs of living and higher prevailing local wage scales.

     Expenses of restaurant operations: General operations. General operations expense includes restaurant management and supervision, occupancy costs, repairs and maintenance, utilities, advertising, and insurance. A substantial portion of these expenses vary at least to some degree with revenues. These expenses increased $1,039,000 in 1996, including expenses of $1,082,000 related to the Kyoto restaurant operations and a $43,000 decrease in expenses related to Samurai same-restaurant operations. As a percent of revenues, general operations expense remained unchanged at 29.3% of revenues in 1996 and 1995. General operations expense at the Kyoto restaurants is approximately 2% higher than at the Samurai restaurants due to higher occupancy costs.

     Same-restaurant general operations costs declined $43,000 in 1996 compared to 1995 primarily due to reductions in management labor achieved through the installation of computerized sales systems, reductions in general liability costs achieved through improved experience ratings and negotiated reductions in credit card discount fees. Repairs and maintenance costs increased $38,000, primarily due to costs to repair aging air conditioning and exhaust equipment; occupancy costs increased approximately $19,000 due to higher rents incurred as certain rent abatements negotiated in 1992 expired.

     Corporate overhead: General and administrative expenses. General and administrative rose $98,000 in 1996 compared to 1995. This increase is due to several factors, the most significant of which are non-recurring expenses including 1) approximately $46,000 cost of living wage adjustments due the chief operating and financial officer for the period 1991 to present, 2) $25,000 related to audit and accounting fees associated with the Kyoto operations and 3) $8,000 associated with relisting on NASDAQ. The balance of the increase in these costs, $19,000, is due primarily to expenses related to the general administration of the additional Kyoto restaurants.

     Interest Expense. Interest expense increased $67,500 in 1996 compared to 1995. This increase is directly related to debt incurred with the acquisition of the Kyoto restaurants.

     Fiscal 1995 Non-operating expense. Settlement costs and expenses. In May 1995, the Company's Samurai subsidiary and certain employees of The Samurai were named defendants in a lawsuit alleging discrimination under the Civil Rights Act of 1870, 42 U.S.C. 1981, as amended (1992 Supp).

     Although the Company believes that the claims as set forth in the complaint were without merit, due to the prohibitive costs of defending such allegations, in September 1995 the Company and Plaintiff entered into a Settlement Agreement wherein, in return for certain monetary consideration, the Plaintiff agreed to release all existing claims against the Company and its employees. Pursuant to the terms of the Agreement, the complaint was dismissed in September 1995. The costs of settlement, including legal fees incurred, totaled approximately $50,000. Accordingly, the Company recorded a nonrecurring charge of $50,000, included in the accompanying statements of operations as non-operating expense in fiscal 1995.

     Although the Company is not currently a party to any significant ongoing legal proceedings, the Company is subject to such legal proceedings and claims as may arise in the ordinary course of its business that cover a wide range of matters, including but not limited to such matters as workers compensation, general liability and products liability claims. The Company carries comprehensive insurance to assist in limiting the Company's exposure to financial loss as a result of substantially all claims as may arise in the normal course of business. However, the Company does not carry insurance coverage to assist in the defense or settlement of those claims which may arise in employment matters such as alleged harassment or discrimination. Although the Company is not currently a party to any significant ongoing legal proceedings not covered by existing insurance, because the Company is highly labor intensive there are no assurances that such legal proceedings, should they arise, would not have a significant adverse effect on the Company's financial position.

Item 7.   FINANCIAL STATEMENTS
          --------------------

     The following documents are filed on the pages listed below, as part of Part II, Item 7 of this report:

                                                            Page
  Independent Auditors' Report                               10
  Consolidated Financial Statements:
    Balance Sheets - September 29, 1996 and October 1, 1995 11 Statements of Operations - Years ended September 29,
      1996 and October 1, 1995                               12
    Statements of Stockholders' Equity - Years ended
      September 29, 1996 and October 1, 1995                 13
    Statements of Cash Flows - Years ended September 29,
      1996 and October 1, 1995                               14
    Notes to Consolidated Financial Statements               16

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Rudy's Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of Rudy's Restaurant Group, Inc. and Subsidiaries (the "Company") as of September 29, 1996 and October 1, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 1996 and October 1, 1995, and the results of its operations and its cash flows for each of the two years in the period ended September 29, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida

December 20, 1996

                     RUDY'S RESTAURANT GROUP, INC.
                            AND SUBSIDIARIES

                      Consolidated Balance Sheets

                September 29, 1996 and October 1, 1995

   Assets                                   1996          1995
   ------                              ------------   -----------
Current Assets:
 Cash and cash equivalents              $ 1,199,384    $1,476,652
 Accounts receivable (Notes 4 and 9)         51,604         5,915
 Inventories                                225,414       162,685
 Prepaid expenses                            91,078       107,924
                                       ------------   -----------
  Total current assets                   1,567,480     1,753,176
                                       ------------   -----------
Land, Property and Equipment,
  net (Notes 2 and 3)                    5,174,747     2,094,841

Goodwill, net of accumulated
  amortization of $334,418
  at September 29, 1996 and
  $309,441 at October 1, 1995              595,455       529,658

Other assets (Notes 4, 8 and 9)          4,535,739       204,783
                                       ------------   -----------
                                       $11,873,421    $4,582,458

   Liabilities and Stockholders' Equity
   ------------------------------------

Current Liabilities:
 Current maturities of note payable
  and other long-term debt (Note 6)    $   352,023    $      ---
 Due to related parties (Note 9)           110,152       105,076
 Accounts payable and accrued
  expenses (Notes 5 and 8)               1,106,110       840,364
                                       ------------   -----------

    Total current liabilities            1,568,285       945,440
                                       ------------   -----------
Note payable and other long-term debt,
 excluding current maturities (Note 6)   1,065,909           ---
                                       ------------   -----------
  Total liabilities                      2,634,194       945,440
                                       ------------   -----------

Commitments and contingencies (Note 10)

Stockholders' Equity:
 Preferred stock, $.01 par value;
  authorized 10,000,000 shares, none
  issued.
 Common stock, $.01 par value;
  authorized 30,000,000 shares;
  issued and outstanding 3,765,000
  shares and 3,520,000, respectively
  (Note 7)                                   37,650       35,200
Paid-in capital                          17,852,403   17,823,603
Accumulated (deficit)                    (8,650,826) (14,221,785)
                                        ------------  -----------

  Total stockholders' equity              9,239,227    3,637,018
                                        ------------  -----------
                                        $11,873,421   $4,582,458
                                        ============  ===========

   See accompanying notes to consolidated financial statements.

                    RUDY'S RESTAURANT GROUP, INC.
                           AND SUBSIDIARIES

                Consolidated Statements of Operations

       Years ended September 29, 1996 and October 1, 1995

                                         1996          1995
Revenues:                             ------------   ------------
 Net sales                            $14,588,835    $11,052,603
 Other income                              76,630         38,273
                                      ------------   ------------
   Total revenues                      14,665,465     11,090,876

Costs and expenses applicable to
  revenues:
 Food, beverage and supplies            3,941,042      3,267,129
 Labor and related costs                3,389,707      2,684,946
                                      ------------   ------------
   Total costs and expenses applicable
     to revenues                        7,330,749      5,952,075
                                      ------------   ------------

Costs and expenses of restaurant
  operations:
 General operations                     4,290,606      3,251,503
 Depreciation and amortization            349,021        243,852
                                      ------------   ------------
  Total costs and expenses of
   restaurant operations                4,639,627      3,495,355
                                      ------------   ------------

Earnings from restaurant operations     2,695,089      1,643,446
                                      ------------   ------------
Corporate overhead:
 General and administrative expenses      614,587        516,354
 Depreciation and amortization             87,168         32,685
 Interest expense                          73,656          6,126
                                      ------------   ------------
    Total corporate overhead              775,411        555,165
                                      ------------   ------------
Non-Operating expenses:
 Settlement cost and expense (Note 10)        ---        (50,000)
 Loss on retirement of assets             (10,719)          (550)
                                      ------------   ------------
    Total non-operating expenses          (10,719)       (50,550)
                                      ------------   ------------

Income before income taxes               1,908,959      1,037,731

Income tax (benefit) expense (Note 8)  (3,662,000)        46,000
                                      ------------   ------------

Net Income                            $ 5,570,959    $   991,731
                                      ============   ============

Primary earnings per share            $      1.48    $       .27
                                      ============   ============
Fully diluted earnings per share      $      1.48    $       .26
                                      ============   ============
Weighted average number of common
shares and common equivalent shares
outstanding: Primary                    3,761,984      3,718,358
                                      ============   ============
             Fully Diluted              3,761,984      3,734,660
                                      ============   ============

     See accompanying notes to consolidated financial statements.

                    RUDY'S RESTAURANT GROUP, INC.
                          AND SUBSIDIARIES

          Consolidated Statements of Stockholders' Equity

         Years ended September 29, 1996 and October 1, 1995


                                                          Total
                                                           Stock-
                  Common     Paid-in     Accumulated     holders'
                  Stock      Capital      (Deficit)       Equity
                 -------   -----------  -------------  ----------
Balance
October 2, 1994  $35,200   $17,823,603  $(15,213,516)  $2,645,287

Net Income           ---           ---       991,731      991,731
                 -------   -----------  -------------  ----------

Balance
October 1, 1995   35,200    17,823,603   (14,221,785)   3,637,018

Proceeds from
issuance of
common stock       2,450        28,800           ---       31,250

Net Income           ---           ---     5,570,959    5,570,959
                 -------   -----------   ------------  ----------
Balance
September 29,
1996             $37,650   $17,852,403   $(8,650,826)  $9,239,227
                 =======   ===========   ============  ==========



    See accompanying notes to consolidated financial statements.

                  RUDY'S RESTAURANT GROUP, INC.
                         AND SUBSIDIARIES

              Consolidated Statements of Cash Flows

       Years ended September 29, 1996 and October 1, 1995

                                           1996           1995
                                        ===========   ===========
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $5,570,959    $  991,731
 Non-cash items:
  Depreciation and amortization            436,189       276,536
  Loss on retirement of assets              10,719           550
  Deferred tax benefit                  (3,807,000)          ---
 Changes in assets and liabilities:
  (Increase)/Decrease in accounts
   receivable                              (36,307)        2,198
  (Increase) in inventories                (62,729)       (9,463)
  Decrease/(Increase) in prepaid expenses   16,845        (4,144)
  Increase in accounts payable and
   accrued expenses                         41,109       161,999
  Increase in indebtedness to related
   parties                                   5,076         5,076
                                        -----------   -----------
  Total adjustments                      (3,396,098)      432,752
                                        -----------   -----------
 Net cash provided by operating
  activities                             2,174,861     1,424,483
                                        -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                   (1,966,047)     (282,794)
 Purchased goodwill                        (90,774)          ---
 Note receivable advanced to officer       (47,000)          ---
 Principal received on note receivable
  from officer                                 413           ---
 Purchase of other assets                 (208,002)       (6,514)
                                        -----------   -----------
 Net cash (used in) investing activities(2,311,410)     (289,308)
                                        -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock     31,250           ---


 Principal payments under note payable
  and other long-term debt                 (171,969)          ---
                                        -----------   -----------

 Net cash (used in) financing activities   (140,719)          ---
                                        -----------   -----------
Net (Decrease)/Increase in Cash and
 Cash Equivalents                          (277,268)    1,135,175

Cash and Cash Equivalents,
 Beginning of Year                       1,476,652       341,477
                                        -----------   -----------
Cash and Cash Equivalents,
 End of Year                            $1,199,384    $1,476,652
                                        ===========   ===========

   See accompanying notes to consolidated financial statements.

                RUDY'S RESTAURANT GROUP, INC.
                       AND SUBSIDIARIES

             Consolidated Statements of Cash Flows

      Years ended September 29, 1996 and October 1, 1995
                         -continued-

                                          1996          1995
                                        ----------   ---------
Supplemental disclosures of cash
 flow information:
  Cash paid for:
   Interest                             $   65,770   $   6,000
                                        ==========   =========
   Income taxes                         $  182,086   $  42,000
                                        ==========   =========
  Non Cash Transactions:
   Accrued and unpaid asset additions
    at year end                         $  224,636   $  16,300
                                        ==========   =========
   Liabilities assumed in acquisition
    of restaurants:
     7% Promissory Note                 $1,253,221
                                        ==========
     Consulting and Agreement Not to
      Compete, discounted at 7%        $   336,680
                                       ===========


    See accompanying notes to consolidated financial statements.

         RUDY'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature of Business. Rudy's Restaurant Group, Inc. (the
"Company"), is a Nevada corporation which, through its wholly-owned subsidiaries, owns and operates nine Japanese steak and seafood restaurants. The Company owns 100% of the stock of The
Samurai, Inc. ("The Samurai"),  Maxwell's International Inc.
("Maxwell's") and Rudy's Sirloin SteakBurgers, Inc. ("Rudy's").

The Company's fiscal year includes either 52 or 53 weeks consisting of 13 four-week accounting periods or 12 four-week accounting periods and 1 five-week accounting period, ending on the Sunday closest to September 30. Fiscal years 1996 and 1995 each include 52 weeks of operations.

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Land, Property and Equipment. Land, property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line method over the lesser of the estimated useful life of the asset or the remaining term of the lease, as applicable.

Goodwill. The Company evaluates the propriety of goodwill, the excess of the purchase value of net tangible assets of acquired businesses over recorded value, and the related amortization policy periodically by review of many factors including current operating trends, the value of intangibles held by the Company such as trademarks and leasehold interests, and the current national economy particularly as it relates to the Company's business plan and operations. Absent evidence to the contrary the Company's policy is to amortize goodwill using the straight-line method over fifteen (15) to forty (40) years. Under the current policy goodwill will be fully amortized in the year 2021.

Earnings Per Share. Earnings per share is calculated using the weighted average number of shares of common stock outstanding and common stock equivalents if dilutive.

Income Taxes. Income taxes are accounted for using the asset and liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur and deferred income tax assets and liabilities are computed annually for differences between the financial reporting and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. An allowance is provided when necessary to reduce net deferred tax assets to amounts that are more likely than not to be realized.

Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of the note receivable from Company officer (see Note 9), note payable and other long-term debt is based on estimated cost of replacing these financial instruments at current interest rates. The carrying value of the note receivable from Company officer (see Note 9), note payable and other long-term debt approximates the fair value of these financial instruments.

New Accounting Pronouncements. In 1995, the Financial Accounting Standards board issued Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal year 1997. Although management has not yet completed the process of evaluation of the impact of adoption of this statement on the Company's financial statements, the Company believes that the adoption of this statement will not have a significant effect on the Company's financial position and results of operations.

NOTE 2: LAND, PROPERTY AND EQUIPMENT AND ACQUISITIONS

Land, property and equipment consist of the following:

                                  1996      1995    Useful lives
                             ---------- ---------- --------------
Land                         $  900,637 $      ---
Building and Leasehold
  improvements                4,468,993  3,151,918   3 - 25 yrs
Restaurant equipment          1,971,890  1,573,427   3 - 7 yrs
Office equipment                283,654    157,907   3 - 7 yrs
Other                           317,504    259,638   2 - 7 yrs
                             ---------- ----------
                              7,942,678  5,142,890
Accumulated depreciation
  and amortization            2,767,931  3,048,049
                             ---------- ----------
                             $5,174,747 $2,094,841
                             ========== ==========

Business Acquisition. On February 5, 1996 the Company, through its Maxwell's subsidiary, acquired substantially all of the assets and business operations of three Japanese steak and seafood restaurants owned by Asian Restaurants International, Inc. ("ARI") for a total of $2,200,800.The Company paid $547,600 in cash, issued a 7% promissory note for $1,253,221 and entered into a Consulting and Agreement Not to Compete with the owner of ARI calling for payments totaling $400,000 to be paid over five years. The Consulting and Agreement Not to Compete has been recorded at its discounted value, $336,680, in the Company's consolidated financial statements as an other asset, to be amortized over five (5) years, and long-term obligation. The acquisition has been accounted for as a purchase and the results of operations of the three restaurants acquired have been included in the accompanying consolidated financial statements since the date acquired. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $91,000 which is being amortized over 15 years.

Substantially all of the assets acquired are held as collateral for the 7% promissory note issued.

The following unaudited proforma consolidated results of operations give effect to the acquisition as though it had occurred on October 3, 1994.

                                      Unaudited
                               September      October
Fiscal Years Ended             29, 1996       1, 1995
                              -----------   -----------
   Revenues                   $16,517,000   $17,319,000
   Net Income                 $ 5,673,000   $ 1,612,000
   Net income per share:
      Primary                 $      1.51   $       .43
      Fully diluted           $      1.51   $       .43

The above unaudited proforma information is presented to provide the reader with information about the continuing impact of this acquisition by showing how it might have affected historical financial statements and is not necessarily indicative of results of operations that would have occurred had the acquisition been made on October 3, 1994 or of future results of operations of the Company.

Land, Property Acquisition: In September 1996, the Company, through its Samurai subsidiary, acquired the land and improvements at one of the locations the Company has leased and operated since 1980. The Company paid $1,150,000 in cash to acquire this property.

NOTE 3: LEASES

The Company leases land, restaurant buildings and other facilities under noncancellable operating leases expiring at varying times through 2016. Lease agreements frequently include renewal options and require the Company to pay all expenses related to the property. Certain leases include provisions for contingent rentals based on a percent of sales. Future minimum lease payments under noncancellable leases as of September 29, 1996 are as follows:

                                      Fiscal Year     Operating
                                         Ending         Leases
                                      ------------  -----------
                                         1997       $   918,456
                                         1998           872,057
                                         1999           855,721
                                         2000           862,887
                                         2001           882,843
                     Thereafter, through 2016         7,245,141
                                                    -----------
                                                    $11,637,105
                                                    ===========

Rent expense is summarized as follows:
                                            1996         1995
                                         ----------   ---------
                      Minimum rentals    $  902,717   $ 648,485
                      Contingent rentals    133,376      91,080
                                         ----------   ---------
                      Total rent expense $1,036,093   $ 739,565
                                         ==========   =========

NOTE 4: ACCOUNTS RECEIVABLE AND OTHER ASSETS

Accounts receivable include credit card, other miscellaneous receivables and the current portion of note receivable from officer.

Other assets include the following:
                                                1996       1995
                                             ----------  --------
  Liquor licenses, net of accumulated
    amortization of $40,594 and $31,225
    in 1996 and 1995, respectively           $  217,645  $ 71,534
  Restaurant supplies                           110,050    80,577
  Note receivable from officer, net of
   current portion $9,382                        37,205       ---
  Consulting and Agreement Not to Compete       292,680       ---
  Net deferred tax assets                     3,807,000       ---
  Deposits and other                             71,159    52,672
                                             ----------  --------
                                             $4,535,739  $204,783
                                             ==========  ========

The note receivable from officer bears interest at 7%. Principal and interest are due every two weeks through September, 2000.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are summarized as follows:

                                               1996      1995
                                           ----------  ---------
     Trade accounts payable                $  538,036  $ 372,409
     Sales and property taxes                  69,092      8,031
     Accrued payroll and related costs        310,769    226,064
     Rent                                      61,811     90,866
     State and local income taxes               4,427     39,367
     Gift certificates payable                 37,775     23,130
     Professional and other fees               35,846     23,805
     Insurance                                    ---     39,634
     Other                                     48,354     17,058
                                           ----------   --------
                                           $1,106,110   $840,364
                                           ==========   ========

NOTE 6: NOTE PAYABLE AND OTHER LONG-TERM DEBT

Note payable and other long-term debt include:

   7% Promissory Note due ARI, $30,010 principal
   and interest due monthly through March, 2000      $1,115,023

   Consulting and Agreement Not-to-Compete, total
   due $400,000, discounted using 7% interest
   rate, $6,667 principal and interest due
   monthly through February, 2001                       302,909
                                                     -----------

   Total long-term debt                             $ 1,417,932
   Less current maturities                              352,023
                                                    -----------
   Long-term debt excluding current maturities      $ 1,065,909
                                                    ===========

Substantially all of the assets of the Kyoto restaurants are held as collateral for the 7% promissory note due ARI.

Interest expense, interest paid and accrued unpaid interest including interest paid and/or due officers and directors (see
Note 9) are:


                                                1996      1995
                                              -------   ---------
  Interest expense                            $73,656   $   6,126
                                              =======   =========
  Interest paid                               $65,770   $   1,050
                                              =======   =========
  Accrued unpaid interest other than to
   officers and directors                     $ 7,886   $     ---
                                              =======   =========
  Interest payable to officers and directors  $10,152   $   5,076
                                              =======   =========
  Interest paid officers and directors        $   ---   $     ---
                                              =======   =========

NOTE 7: CAPITAL STOCK

The Company's 1985 Employee Stock Option Plan, as amended (the "Plan") provided that options to purchase up to 600,000 shares of the Company's common stock may be granted. The Plan was designed so that either options intended to satisfy the requirements of the Internal Revenue Code with respect to "Incentive Stock Options" ("ISO's") or options that are not intended to satisfy such requirements ("Non ISO's") may be granted. Exercise prices for the options ranged from 100% to 110% of the fair market value of the Company's common stock, with the option price dependent upon whether the option was qualified as an ISO and whether the optionee had prior holdings in excess of 10% of the outstanding common stock at the time of the grant. The following summarizes stock option transactions for fiscal years ended 1996 and 1995:

Outstanding and exercisable options
   at October 2, 1994                     258,125    $.10 - $4.63
  Expired                                 (13,125)  $1.23 - $4.63
                                          --------
Outstanding and exercisable options
   at October 1, 1995                     245,000     $.10 - $.15
  Expired                                     ---
  Exercised                              (245,000)    $.10 - $.15
                                         ---------
Outstanding and exercisable options
   at September 29, 1996                    None
                                         =========

The Plan terminated in May 1995 and all outstanding options were exercised in December 1995.

NOTE 8: INCOME TAXES

At September 29, 1996, the Company and its Maxwell's subsidiary have tax net operating losses ("NOLS") and general business tax credit carryforwards totaling approximately $12,300,000 and $280,000, respectively. The NOLS are available to reduce future federal taxable income at varying times through 2007 and the business tax credits are available to reduce Federal income taxes at varying times through 2011.

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") in 1994. SFAS 109 requires the Company to record a deferred tax asset for the future tax benefits of NOLS and business tax credits if realization of the tax benefit is more likely than not. There was no cumulative effect of adoption of SFAS No. 109 in fiscal 1994 due to a valuation allowance established to reflect uncertainties associated with realization of tax benefits from the utilization of then existing tax loss carryforwards and unused business tax credits.

In 1996, as a result of the acquisition of the Kyoto restaurants and improvements in same-restaurant earnings which have continued for a number of years, the Company now believes it is more likely than not that sufficient levels of income will be achieved in the future to assure realization of NOLS. Accordingly, in 1996 the Company reduced its valuation allowance by $4,289,300 and recorded an income tax benefit of $3,807,000 as a reduction in current year tax expense.

Significant components of the Company's deferred tax assets (liabilities) as of September 29, 1996 and October 1, 1995 are as follows:
                                             1996        1995
                                        -----------  ------------
Deferred tax assets:
  Tax benefits of net operating loss
   carryforwards                        $4,179,000   $ 4,786,700
  Business tax credit carryforwards        280,400       193,300
  Valuation allowance                     (510,700)   (4,800,000)
                                        -----------  ------------
     Net deferred tax assets            $3,948,700   $   180,000
                                        -----------  ------------



Deferred tax liabilities:
  Tax depreciation in excess of book    $ (112,000)  $  (180,000)
  Other timing differences                 (29,700)          ---
                                        -----------  ------------
     Net deferred tax liabilities       $ (141,700)  $  (180,000)
                                        -----------  ------------
Total net deferred tax assets           $ 3,807,000  $       ---
                                        ===========  ============

Provision for income tax expense (benefit) includes the
following:
                                            Fiscal Years Ended
                                            1996         1995
                                         -----------   --------
  Current:
    State and local income taxes           $ 108,900   $ 32,500
    Federal income taxes                      36,100     13,500
  Deferred:
    Change in net deferred taxes          (3,807,000)       ---
                                         ------------  --------
                                         $(3,662,000)  $ 46,000
                                         ============  ========

The actual income tax rate for income differs from the expected statutory Federal income tax rate of 34% as follows:

                                             Fiscal Years Ended
                                            1996         1995
                                         -----------  -----------
Expected Federal tax provision           $  649,000   $  352,800
Increases (decreases) in income taxes
   resulting from:
   State and local income taxes, net of
   Federal tax benefit                      105,700       42,800
   Differences in book/tax depreciation      29,900       (6,800)
   Book expenses taken as tax credits,
    net of Federal tax cost                 (52,500)     (44,700)
   Non-deductible items                       9,100        8,800
   Current year utilization of loss
     carryforwards                         (596,200)    (306,900)
Change in net deferred taxes             (3,807,000)         ---
                                        ------------    ---------
                                        $(3,662,000)    $ 46,000
                                        ============    =========


At September 29, 1996 income taxes due currently and included in current liabilities, net of estimated taxes paid, total $4,400.

NOTE 9:  RELATED PARTY TRANSACTIONS AND GUARANTEES

Transactions with Majority Shareholder, Officer and Director. Guarantees. Pursuant to the terms of an agreement related to the acquisition of the Rudy's subsidiary in 1985 between the Company and Douglas Rudolph, a director, Chairman of the Board of Directors and President of the Company ("Mr. Rudolph"), the Company owes Mr. Rudolph a total of $110,152, including $72,712 accruing interest at 7%. The Company intends to reduce the balance due Mr. Rudolph as cash flow permits. Accordingly, the balance due Mr. Rudolph at September 29, 1996 has been classified as a current liability in the financial statements.

Employment Agreement. The Company has an employment agreement with Mr. Rudolph and a consulting agreement with a company wholly owned by Mr. Rudolph. These agreements provide a total annual compensation of $150,000, a possible incentive bonus up to $100,000 annually to be determined by the board of directors, and reimbursements for certain expenses incurred. No bonus was awarded in fiscal 1996 or 1995. Amounts paid or accrued under these agreements and for continuing services rendered and expenses incurred totaled $160,800 in 1996 and 1995.

Advances to Officers and Directors. The Company's Employee Stock Option Plan provided that monies required to exercise stock options may be advanced by the Company. In December 1995 the Company advanced Mr. Rudolph and Marie Peterson, the Company's Chief Operating and Financial Officer ("Ms. Peterson") funds to exercise their then outstanding options.

In August 1996 the Company advanced Ms. Peterson $47,000. This advance is evidenced by a note, bears interest at 7% and is to be repaid bi-weekly, through September, 2000.

Other. Each director receives an annual fee of $12,000 plus
$1,000 per meeting attended. Director fees and costs totaled
$36,000 in 1996 and 1995.

NOTE 10: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In May 1995 the Company's Samurai subsidiary and certain employees of The Samurai were named defendants in a lawsuit alleging discrimination under the Civil Rights Act of 1870, 42
U.S.C. 1981, as amended (1992 Supp).

Although the Company believed that the claims as set forth in the complaint were without merit, due to the prohibitive costs of defending such allegations, in September 1995 the Company entered into a Settlement Agreement wherein, in return for certain monetary consideration, the plaintiff agreed to release all existing claims against the Company and its employees. Pursuant to the terms of the Agreement the complaint was dismissed in September 1995. The costs of settlement, including legal fees incurred, totaled approximately $50,000. Accordingly, the Company recorded a nonrecurring charge of $50,000, included in the accompanying statements of operations of fiscal 1995 as non-operating expense.

The Company is subject to such legal proceedings and claims as may arise in the ordinary course of its business that cover a wide range of matters, including but not limited to such matters as workers compensation, general liability and products liability claims. The Company carries comprehensive insurance to assist in limiting the Company's exposure to financial loss as a result of such claims as may arise in the normal course of business. However, the Company does not carry insurance coverage to assist in the defense or settlement of those claims which may arise in employment matters such as alleged harassment or discrimination. Although the Company is not currently a party to any significant ongoing legal proceeding not covered by existing insurance, there are no assurances that such legal proceedings, should they arise, would not have a significant adverse effect on the Company's financial position.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
        -------------------------------------------------

        None.

                           PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT;
        ---------------------------------------------------
(a)  Identification of Directors.
     ----------------------------

The following sets forth certain information with respect to all directors of the Company:
                                                         Term of
Name               Age   Position and Offices Held        Office
----               ---   -------------------------       --------
Douglas M. Rudolph  45   President, Chairman of the       1985 -
                         Board, Chief Executive           Present
                         Officer, Secretary and Director

Peter Graham        41   Director                         1986 -
                                                          Present

Eli Boyer           77   Director                         1986 -
                                                          Present

The Company's Board of Directors is divided into four classes defined to provide continuity of management by staggering the term of office of each director. The term of office of Class A expires in one year and the term of office of the remaining three classes expires in the second (Class B), third (Class C) and fourth (Class D) succeeding years. Subsequent terms of office for each class expire the fourth year after election to the initial term of office.

Mr. Boyer comprises the member of Class A, the term of which was to have expired in 1991. Mr. Graham comprises the member of Class B which was to have expired in 1993. Mr. Rudolph comprises the member of Class D, the term of which was to expire in 1991. The terms of all the directors have been extended until the next Meeting of Shareholders.

Mr. Rudolph has held the positions of director, President and Chairman of the Board of Rudy's Restaurant Group, Inc. and its subsidiaries since prior to 1990. He is a member of the Executive Committee and the Transactions Committee of the Company's Board of Directors. Mr. Rudolph is the principal shareholder and president of Rudolph Entertainment, Inc. ("REI") and a registered Florida real estate salesman.

Peter Graham was elected a director of the Company in June 1986.
He is a member of the Executive Committee, Transactions
Committee, Stock Option and Executive Compensation Committee and Audit Committee of the Company's Board of Directors. Mr. Graham is president and a director of Ladenburg Thalmann & Co. Inc., an investment banking firm, and has been associated with such firm for over ten years. Mr. Graham serves as a director of SPI-Suspension and Parts Industries Ltd., Regency Equities Corp. and Seventh Generation.

Eli Boyer was elected a director of the Company in April 1986. He is a member of the Stock Option and Executive Compensation Committee and Audit Committee of the Company's Board of Directors. Previously Mr. Boyer was a senior partner in the accounting firm of Laventhol & Horwath. Mr. Boyer now performs consulting services. He is a director of Total Film Group, Inc., a company engaged in the motion picture entertainment business.

(b)  Identification of Executive Officers.
     ------------------------------------

The following sets forth certain information with respect to all executive officers of the Company:

Name                  Age    Position(s) Held
----                  ---    ------------------------------------
Douglas M. Rudolph     45    President, Chief Executive Officer,
                             Secretary and Director

Marie G. Peterson      49    Vice President, Treasurer, Chief
                             Operating and Financial Officer


See "Identification of Directors" for a biography of Mr. Rudolph.

Ms. Peterson is the Vice President of Finance, Treasurer and Chief Financial Officer of Rudy's Restaurant Group, Inc. and its subsidiaries and has held these positions since prior to 1990. She was named Chief Operating Officer of the Company and its subsidiaries in 1995.

(c)  Compliance with Section 16(a) of the Securities Exchange Act
     ------------------------------------------------------------

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

Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that all its executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements during 1996.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

     Cash Compensation
     -----------------

The following sets forth certain information with respect to annual compensation for all executive officers of the Company for fiscal years ended September 29, 1996, October 1, 1995 and
October 2, 1994:

Name and Principal     Year                               Options
Position(s) Held      Ended    Salary    Bonus    Other   Granted
------------------    -----    ------    -----    -----   -------
Douglas M. Rudolph,
President, CEO,
Secretary, Director   1996   $150,000    None    $22,800   None
                      1995   $150,000    None    $22,800   None
                      1994   $150,000    None    $22,800   None
Marie G. Peterson,
VP, Treasurer, COO
and CFO               1996    $95,000    None    $35,600   None
                      1995    $84,000    None    None      None
                      1994    $84,000    None    None      None

Mr. Rudolph's other compensation includes an annual expense allowance of $10,800 and annual Director's fees of $12,000. Ms. Peterson's other compensation represents cost of living wage adjustments due pursuant to the terms of her employment agreement from 1991 through 1995.

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

Each director (including employee directors) earns an annual fee of $12,000 for serving on the Board of Directors plus $1,000 per meeting attended. In addition, the Company reimburses all directors for travel and other reasonable and normal expenses incurred on behalf of the Company. Directors fees, all of which were paid, totaled $36,000 in 1996 and 1995.

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

Pursuant to Plan provisions, the Board designated the Stock Option and Executive Compensation Committee (the "Committee"), consisting of Messrs. Graham and Boyer, to administer the Plan. Within the applicable limits of the Plan, the Committee had full authority to select from among eligible individuals those to whom options would be granted under the Plan, the number of shares subject to each option and the price, terms and conditions of any options to be granted thereunder. The Board of Directors had full authority to amend the Plan, provided, however, that any amendment which (i) increases the number of shares which may be the subject of stock options granted under the Plan, (ii) expands the class of individuals eligible to receive options under the Plan, (iii) increases the period during which options may be granted or the permissible term of options under the Plan, or
(iv) decreases the minimum exercise price of such options, could only be adopted by the Board of Directors, subject to shareholders approval.

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

From June 1, 1985 to May 31, 1995, employees received options to purchase 538,155 shares of Common Stock of which 245,000 with a weighted option price of $.13 per share were exercised in December 1995.

Inasmuch as the purpose of the Plan was to attract and retain qualified employees, the Company intends to establish an employee stock option plan with terms similar to those outlined herein in 1997.

The above summary is qualified in its entirety by reference to a full description of the Plan, found in Exhibit 10.1 of this report.

Stock Options of Executive Officers
-----------------------------------

The following sets forth certain information with respect to stock options granted executive officers of the Company under the Company's 1985 Employee stock option plan.

                                                    All Officers
                         Douglas M.   Marie G.      consisting of
Stock Options             Rudolph     Peterson    two individuals
-----------------------------------------------------------------
Options granted
June 1985 through
September 29, 1996        248,750      53,125          301,875

Average per share
exercise price              $ .12       $ .73            $ .25

Options exercised
June 1985 through
September 29, 1996        200,000      40,000          240,000

Options expiring
June 1985 through
September 29, 1996         48,750      13,125           61,875

Unexercised Options at
September 29, 1996           None        None             None


The exercise price of each option was at or above the approximate fair market value of the Company's Common Stock on the date the option was granted. Directors who are not executive officers of the Company have not received any options to purchase shares of Common Stock. All unexercised options were exercised in December 1995.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

     (a)     Security Ownership of Certain Beneficial Owners
             -----------------------------------------------

The following sets forth certain information as of December 20, 1996 with respect to the Common Stock of the Company beneficially owned by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities. The percent of common stock shown is as of December
20, 1996:

Name and Address of                 Amount of          Percent of
Beneficial Owner               Beneficial Ownership  Common Stock
-----------------------------------------------------------------
Bright Star Holding, Inc.            450,000             12.0%
101 Convention Center Drive
Las Vegas, NV 89109

Douglas M. Rudolph
212 Bal Bay Drive
Miami, FL 33154                    2,086,100<F1>         55.4%


<F1>Does not include (i) 11,500 shares owned by Judi Male, Mr. Rudolph's sister, (ii) 8,500 shares owned by Richard Rudolph, Mr. Rudolph's brother,
(iii) 12,900 shares owned by Muriel Rudolph, Mr. Rudolph's mother. Mr. Rudolph may be deemed a parent of the Company as that term is defined under the Securities Act of 1933, as amended.

    (b)    Security Ownership of Management
           --------------------------------

The following sets forth certain information as of December 20, 1996 with respect to the Common Stock of the Company beneficially owned by all directors and nominees (other than directors listed as principal shareholders in the preceding table) and by all executive officers and directors as a group. The persons identified in this table have sole voting and investment power with respect to the shares according to information furnished to the Company by each of them.


Name of Individual or             Amount of           Percent of
Identity of Group            Beneficial Ownership    Common Stock
-----------------------------------------------------------------
Eli Boyer                          1,000             Less than 1%
Peter Graham                     100,000                     2.7%
Marie G. Peterson                 40,000                     1.1%
All executive officers and
directors as a group
(consisting of 4 individuals)  2,227,100                    59.2%


     (c)   Change in Control
           -----------------

In June 1993 BSH sold 1,467,000 shares held by BSH to Mr.
Rudolph. As a result of this and certain other transactions BSH's stock ownership was reduced from 59% to 12.8%, resulting in a change in control of the Company. At December 20, 1996, Mr.
Rudolph and BSH hold 55.4% and 12%, respectively, of the Company's outstanding Common Stock.

A change in control of the Company constitutes an event triggering certain severance provisions of certain employment contracts between the Company and its executive officers. As of December 20, 1996 the Company's executive officers have not elected to exercise their rights under such severance provisions.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

See Note 9 to the Company's financial statements regarding transactions with BSH, the Company's majority shareholder and related transactions.

                        PART IV

Item 13.    EXHIBITS  AND REPORTS ON FORM 8-K.
            ----------------------------------

(a) Exhibits
    --------

3.1  Amended and Restated Articles of Incorporation of the
Company dated April 24, 1986. Incorporated by reference to
Exhibit 3.1 to the Company's Registration Statement on Form S-18 as filed with the Securities and Exchange Commission File No. 33-5362, effective June 18, 1986 (the "Registration Statement").

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

10.5  Consulting Agreement dated as of October 1, 1988 between
Rudy's Restaurant Group, Inc. and Peter Graham. Incorporated by reference to Exhibit 10.8 of the 1988 Form 10-K.

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

10.12 Stipulation of Settlement filed in that certain action styled Chemical Bank v. Bright Star Holding, Inc., Rudy's Restaurant Group, Inc., Sidney Rudolph and Douglas Rudolph, (U.S. District Court, Southern District of New York) 89 Civ. 0609 (WK) dated April 20, 1990. Incorporated by reference to the Company's Current Report on Form 8-K dated April 25, 1990.

10.13  Agreement for Acquisition of Assets and Assumption of
Certain Liabilities of Rudy's Sirloin SteakBurgers, Inc. by and between Rudy's Sirloin SteakBurgers, Inc. and Euro-American
Holding Corporation, Inc., dated December 24, 1990;
Indemnification and Security Agreement from RSSB, Inc., a Florida corporation in favor of Rudy's Sirloin SteakBurgers, Inc., executed on January 25, 1991; Guaranty of payment from Euro-American Holding Corporation, Inc., a Florida Corporation and
East-West Logistics, Inc., a Liberian corporation, in favor of Rudy's Sirloin SteakBurgers, Inc., dated January 25, 1991;
Agreement for Sale and Purchase of Proprietary Information dated December 24, 1990. Incorporated by reference to the Company's
Report on Form 8-K dated January 25, 1991.

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

10.18 Joint Motion for Approval of Stipulation and Compromise of Claim dated December 17, 1992 by and between RSSB, Inc., and Rudy's Sirloin SteakBurgers, Inc. Incorporated by reference to
Exhibit 10.18 of the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1994 (the "1992 Form 10-K").

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

10.21  Rudolph Obligation Agreement by and between Rudy's
Restaurant Group, Inc. and Douglas M. Rudolph dated June 1, 1994.
Incorporated by reference to Exhibit 10.21 of the 1994 Form 10-K.

10.22 Asset Purchase and Sale Agreement by and between Asian Restaurants International, Inc., Kyoto West, Inc., Kyoto North, Inc., Kyoto Restaurants, Inc. and Asian Restaurants, Inc. ("Seller") and Maxwell's International, Inc. ("Buyer") dated December 27, 1995. Incorporated by reference to Exhibit 10.22 of the Company's Quarterly Report (Form 10-QSB) for the quarter ended December 24, 1995.

22  Subsidiaries of the Company.  Incorporated by reference to
Exhibit 22 of the 1986 Form 10-K.

(b)  Reports on Form 8-K:
     --------------------

     Acquisition of Assets on September 17, 1996

                         SIGNATURES
                         ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RUDY'S RESTAURANT GROUP, INC.
                                         (Registrant)

                                By: /s/ Douglas M. Rudolph
                                --------------------------
                                Douglas M. Rudolph
                                Chief Executive Officer
                                Chairman of the Board


Dated:   January 14, 1997
      -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Douglas M. Rudolph   President, Chairman     January 14, 1997
----------------------   Of the Board, Chief
Douglas M. Rudolph       Executive Officer,
                         Secretary and Director

/s/ Marie G. Peterson    Vice President,         January 14, 1997
---------------------    Treasurer, Chief
Marie G. Peterson        Financial and Operating
                         Officer, and Principal
                         Accounting Officer

/s/ Eli Boyer            Director                January 14, 1997
---------------------
Eli Boyer

/s/ Peter Graham         Director                January 14, 1997
---------------------
Peter Graham