Form 10QSB
period 1996-12-22
RUDYS RESTAURANT GROUP INC
filed 1997-02-10
CIK 793026

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-QSB

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----- SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    December 22, 1996
                               ------------------------

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
Yes     X         No
    ---------         ---------

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                       Outstanding at February 7, 1997
-------------------------         -------------------------------
 Common Stock, par value                      3,765,000
     $.01 per share

                  RUDY'S RESTAURANT GROUP, INC.
                       AND SUBSIDIARIES

                             INDEX


PART I.  FINANCIAL INFORMATION                               Page
                                                             ----
Item 1.  Financial Statements

Consolidated Balance Sheets - December 22, 1996
  and September 29, 1996                                       3

Consolidated Statements of Operations -
  Twelve weeks ended December 22, 1996 and
  December 24, 1995                                            5

Consolidated Statements of Cash Flows -
  Twelve weeks ended December 22, 1996 and
  December 24, 1995                                            6

Notes to Consolidated Financial Statements                     8

Item 2. Management's Discussion and Analysis of
        Results of Operations                                  9


PART II.  OTHER INFORMATION                                   12

















                 RUDY'S RESTAURANT GROUP, INC.
                       AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS

                                        12/22/96       9/29/96
ASSETS                                ------------   ------------
                                       (unaudited)
Current Assets:
 Cash and cash equivalents            $ 1,513,980    $ 1,199,384
 Accounts receivable                       33,179         51,604
 Inventories                              247,964        225,414
 Prepaid expenses                         151,725         91,078
                                      ------------   ------------
  Total current assets                  1,946,848      1,567,480
                                      ------------   ------------
Land, Property and Equipment, net       5,246,813      5,174,747

Goodwill, net of accumulated
  amortization of $340,657 at
  December 22, 1996 and $334,418
  at September 29, 1996                   589,216        595,455

Other assets                            4,396,700      4,535,739
                                      ------------   ------------
                                      $12,179,577    $11,873,421
                                      ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current maturities of note payable
  and other long-term debt            $   363,537    $   352,023
 Due to related parties                   111,323        110,152
 Accounts payable and accrued
  expenses                              1,256,560      1,106,110
                                      ------------   ------------
    Total current liabilities           1,731,420      1,568,285
                                      ------------   ------------
Note payable and other long-term debt,
 excluding current maturities             968,654      1,065,909
                                      ------------   ------------
  Total liabilities                     2,700,074      2,634,194
                                      ------------   ------------

                           - continued -

                 RUDY'S RESTAURANT GROUP, INC.
                       AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS
                        - continued -

                                        12/22/96       9/29/96
                                      ------------   ------------
Commitments and contingencies

Stockholders' Equity:
 Preferred stock, $.01 par value;
  authorized 10,000,000 shares, none
  issued.
 Common stock, $.01 par value;
  authorized 30,000,000 shares;
  3,765,000 issued and outstanding         37,650         37,650
Paid-in capital                        17,852,403     17,852,403
Accumulated (deficit)                  (8,410,550)    (8,650,826)
                                      ------------   ------------
  Total stockholders' equity            9,479,503      9,239,227
                                      ------------   ------------
                                      $12,179,577    $11,873,421
                                      ============   ============









   See accompanying notes to consolidated financial statements.











                    RUDY'S RESTAURANT GROUP, INC.
                       AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (unaudited)

                                                Twelve Weeks Ended
                                              12/22/96     12/24/95
                                            -----------   -----------
Total Revenues                              $ 3,604,045   $ 2,517,943

Cost and expenses variable with revenues      1,843,965     1,315,416
Restaurant operating expenses                 1,076,340       748,221
Depreciation and amortization                   100,346        60,573
                                            -----------   -----------
 Total restaurant expenses                    3,020,651     2,124,210

Earnings from restaurant operations             583,394       393,733

General and administrative expenses             164,480       131,291
Interest expense                                 22,234         1,171
Other expense
  Loss on retirement of assets                      404         4,800
                                            -----------   -----------
Income before income taxes                      396,276       256,471

Income taxes                                    156,000        16,400
                                            -----------   -----------
Net Income                                  $   240,276   $   240,071
                                            ===========   ===========
Net Income per equivalent share
  Primary                                   $       .06   $       .06
                                            ===========   ===========
  Fully Diluted                             $       .06   $       .06
                                            ===========   ===========

Weighted average number of common and
 common equivalent shares outstanding
   Primary                                    3,765,000     3,747,003
                                            ===========   ===========
   Fully Diluted                              3,765,000     3,752,934
                                            ===========   ===========


           See accompanying notes to financial statements.

                  RUDY'S RESTAURANT GROUP, INC.
                       AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited)

        Increase (Decrease) in Cash and Cash Equivalents

                                              Twelve Weeks Ended
                                               12/22/96     12/24/95
                                             -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $  240,276   $  240,071
Non-cash items:
  Depreciation and amortization                 127,092       68,112
  Loss on retirement of assets                      404        4,800
Changes in assets and liabilities:
  Increase in indebtedness to
    related parties                               1,171        1,171
  Decrease/(Increase) in accounts receivable     20,209      (28,592)
  (Increase) in inventories                     (22,550)      (8,114)
  (Increase)/Decrease in prepaid expenses       (60,647)      38,480
  Decrease in deferred tax assets               119,500          ---
  Increase/(Decrease) in accounts
    payable and accrued expenses                150,449     (126,181)
                                             -----------  -----------
Total adjustments                               335,628      (50,324)
                                             -----------  -----------
Net cash provided by operating
  activities                                    575,904      189,747

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal received on note receivable from
   officer                                          863          ---
  Capital expenditures                         (173,747)     (42,375)
  Purchase of other assets                       (2,684)     (21,660)
                                             -----------  -----------
Net cash (used in) investing activities        (175,568)     (64,035)
                                             -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock            ---       31,250
  Principal payments of note payable and
    other long-term debt                        (85,740)         ---
                                             -----------  -----------

                         - continued -

                  RUDY'S RESTAURANT GROUP, INC.
                       AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited)

        Increase (Decrease) in Cash and Cash Equivalents
                        - continued -

                                              Twelve Weeks Ended
                                               12/22/96     12/24/95
                                             -----------  -----------
Net cash (used in)/provided by financing
  activities                                    (85,740)      31,250
                                             -----------  -----------
Net Increase in Cash and Cash Equivalents       314,596      156,962

Cash and Cash Equivalents, September 29,
  1996 and October 1, 1995, respectively      1,199,384    1,476,652
                                             -----------  -----------
Cash and Cash Equivalents, December 22,
  1996 and December 24, 1995, respectively   $1,513,980   $1,633,614
                                             ===========  ===========













           See accompanying notes to financial statements.








               RUDY'S RESTAURANT GROUP, INC.
                      AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Financial Statement Presentation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Company's Form 10-KSB financial statements and notes thereto for the year ended September 29, 1996.

The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting of only normal recurring accruals, necessary to summarize fairly the financial position of Rudy's Restaurant Group, Inc. and Subsidiaries (the "Company") as of December 22, 1996 and the results of operations for the twelve weeks ended December 22, 1996 and December 24, 1995. The results of operations for the period ended December 22, 1996 are not necessarily indicative of the results to be expected for the full year.

BUSINESS. Rudy's Restaurant Group, Inc. (the "Company"), is a Nevada corporation which, through its wholly-owned subsidiaries, The
Samurai, Inc. ("The Samurai") and Maxwell's International Inc.
("Maxwell's") owns and operates Japanese-style steak and seafood restaurants. The Company also owns Rudy's Sirloin Steakburgers, Inc., a non-operating subsidiary.

INCOME PER SHARE. Income per share is calculated using the weighted average number of shares of common stock outstanding and common stock equivalents if dilutive.

INCOME TAXES. Income taxes are accounted for using the asset and liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur and deferred income tax assets and liabilities are computed for differences between the financial reporting and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. An allowance is provided when necessary to reduce net deferred tax assets to amounts that are more likely than not to be realized.

The Company reduced its valuation allowance in fiscal 1996 and recorded income tax benefits of $3,807,000 as a reduction in fiscal 1996 income tax expense. Fiscal 1997 income tax expense includes adjustments to deferred tax assets to reflect the realization of income tax benefits in fiscal 1997.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Results of
Operations

RESULTS OF OPERATIONS -
First Quarter 1997 Compared to First Quarter 1996

BUSINESS OVERVIEW. Pre-tax income increased $140,000, or 54.5%, to $396,000, or $.11 per share in the first quarter 1997 as compared to $256,000, or $.07 per share in 1996. The improvement in pre-tax earnings is attributable to the addition of three Kyoto restaurants acquired in the second quarter fiscal 1996. Same-restaurant earnings declined $24,000 due to the closing of one of the Company's Samurai restaurants for major renovations and modernization during a substantial portion of the first quarter fiscal 1997.

As a result of a change in computation of current income tax expense, net income in the first quarter 1997 did not change when compared to 1996. The Company recognized the tax benefits of its NOL carryforwards and recorded a deferred tax asset of $3,807,000 in fiscal 1996. As a result, fiscal 1997 earnings include income tax expense computed at statutory rates before considering the tax benefits of available NOL carryforwards whereas fiscal 1996 earnings include income tax expense after giving effect to the tax benefits of NOL carryforwards.

Expected income taxes after considering available NOL carryforwards for the first quarter 1997 are $36,500. The difference between expected income taxes of $36,500 and income tax expense of $156,000, or $119,500, is a reduction in deferred tax assets.

Certain information related to the Kyoto operations and the effect of the Samurai restaurant closed for renovations is discussed separately in the following analysis to facilitate understanding of the Company's operations.

REVENUES. Revenues increased $1,086,000, 43.1% in the first quarter fiscal 1997 as compared to 1996. The increase in revenues is due primarily to the addition of the Kyoto restaurants. Same-restaurant revenues, excluding the effect of the Samurai restaurant closed for renovations, increased $43,500, 2.1% of same-restaurant revenues. The increase in same-restaurant revenues includes a .9% increase in covers and a 1.2% increase in average check.

The increase in customer covers was experienced primarily at one location and was the result of nearby expansion of shopping facilities which brought more customers into the area. The 1.2% increase in average check is the result of both a reduction in the availability of special (reduced) pricing offers and a change in customer eating habits to higher priced menu items. The Company plans to introduce a new menu with slightly higher prices in the second quarter 1997 and therefore anticipates that the higher average check will continue throughout fiscal 1997. The increase in menu prices was necessary to combat higher meat and seafood costs and the effect of the increase in Federal minimum wage discussed below.

COSTS AND EXPENSES APPLICABLE TO REVENUES.
                                          Percent of Revenues
     COSTS AND EXPENSES:              1997 QTR   1996 QTR   Change
     ---------------------------      --------   --------   ------
     Food, beverage and supplies        27.6%      27.3%      .3%
     Labor and related costs            23.6%      24.9%    (1.3%)
                                      --------   --------   ------
                                        51.2%      52.2%    (1.0%)
                                      ========   ========   ======


The cost of seafood, meat and chicken are the primary components of the Company's food costs. These costs, together with substantially all other food costs, vary with market conditions, supply and demand.

    Food, beverage and supplies costs increased .3% to 27.6% of revenues in the first quarter 1997 as compared to 27.3% in 1996 primarily due to increased market prices for seafood, meat and chicken. Market prices, particularly meat prices, are expected to remain high throughout the first half of fiscal 1997.

Labor costs declined 1.3% of revenues, to 23.6%, in 1997 as compared to 24.9% in 1996. Although this improvement is primarily the result of Kyoto's lower labor costs, same-restaurant labor costs did improve
 .4%, primarily as a result of a reduction in labor benefits costs such as workers compensation. Management expects that the increase in Federal minimum wage will have some impact on labor costs throughout 1997; however, this impact should be minimized by the increase in menu prices discussed above.

COSTS AND EXPENSES OF RESTAURANT OPERATIONS: GENERAL. General operations include restaurant management and supervision, occupancy costs, repairs and maintenance, utilities, advertising and property and liability insurance. These expenses increased on an absolute basis due to the addition of the Kyoto restaurants and increased slightly (.1%) as a percentage of revenues due to higher occupancy costs at the Kyoto restaurants.

CORPORATE OVERHEAD. General and administrative expenses increased $33,000 in the first quarter 1997 as compared to the first quarter 1996. This increase is primarily the result of expenses associated with administration of the Kyoto restaurants, including expenses of a consulting and non-compete agreement entered into at the time of the acquisition of the Kyoto restaurants and professional fees.

              LIQUIDITY AND CAPITAL RESOURCES
              -------------------------------
Due primarily to additional cash flow provided by the Kyoto operations, net cash provided by operating activities increased
$386,000 to $576,000 in the first quarter fiscal 1997 as compared to $190,000 in the first quarter fiscal 1996. At December 22, 1996 the Company's current assets exceed its current liabilities by approximately $215,000.

CAPITAL EXPENDITURES. Management anticipates that capital expenditures to be funded out of cash flow from operating activities will approximate $800,000 in fiscal 1997, of which $174,000 was paid in the first quarter 1997.

    Excluding the Miami restaurant and certain of the Kyoto restaurants, the Company's restaurant facilities were built prior to the enactment of Federal regulations regarding equal opportunity for individuals with disabilities, the Americans with Disabilities Act, the "ADA".
The ADA includes certain requirements to alter public facilities, including restaurants, as necessary to make facilities accessible to and useable by individuals with disabilities.

As discussed above, the Company began its plan to comply with these regulations late in fiscal 1996 by closing one restaurant for these renovations. The restaurant reopened during the first quarter fiscal 1997. The Company intends to proceed with required alterations and modernization of certain of its locations throughout 1997 and anticipates that the required improvements may necessitate certain brief restaurant closings from time to time. The Company intends to plan the improvements so as to minimize their effect on the Company's operations.

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

The Company is subject to various claims and/or litigation related to personnel matters such as claims of harassment and discrimination.


Part II.  OTHER INFORMATION

None






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


                                   RUDY'S RESTAURANT GROUP, INC.
                                         (Registrant)





Dated: February 10, 1997            /s/ Douglas M. Rudolph
                                   ------------------------------
                                   Douglas M. Rudolph, President






Dated: February 10, 1997            /s/ Marie G. Peterson
                                   ------------------------------
                                   Marie G. Peterson, Treasurer,
                                   Chief Financial and Operating
                                   Officer and Principal
                                   Accounting Officer