Form 10QSB
period 1997-03-16
RUDYS RESTAURANT GROUP INC
filed 1997-05-05
CIK 793026

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-QSB

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934.

For the quarterly period ended    March 16, 1997
                                  --------------

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

                           Yes    X         No
                               -------          -------

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at April 25, 1997
         -----------------------          -----------------------------
         Common Stock, par value                   3,765,000
             $.01 per share





                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES


                                     INDEX
                                                                      Page
         PART I.   FINANCIAL INFORMATION

         Item 1.   Financial Statements

         Consolidated Balance Sheets - March 16, 1997
            and September 29, 1996                                      3

         Consolidated Statements of Operations -
            Twelve weeks and Twenty-four weeks ended
            March 16, 1997 and March 17, 1996                           5

         Consolidated Statements of Cash Flows -
            Twenty-four weeks ended March 16, 1997 and
            March 17, 1996                                              6

         Notes to Consolidated Financial Statements                     8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       10


         PART II.  OTHER INFORMATION

         Item 1:   Legal Proceedings                                   12
         Item 6:   Exhibits and Reports on Form 8-K                    12
















                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                         3/16/97       9/29/96
ASSETS                                ------------   ------------
                                       (unaudited)
Current Assets:
 Cash and cash equivalents            $ 1,873,990    $ 1,199,384
 Accounts receivable                       23,941         51,604
 Inventories                              229,376        225,414
 Prepaid expenses                          97,645         91,078
                                      ------------   ------------
  Total current assets                  2,224,952      1,567,480
                                      ------------   ------------
Land, Property and Equipment, net       5,183,818      5,174,747

Goodwill, net of accumulated
  amortization of $346,895 at
  March 16, 1997 and $334,418
  at September 29, 1996                   582,978        595,455

Other assets                            4,165,831      4,535,739
                                      ------------   ------------
                                      $12,157,579    $11,873,421
                                      ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current maturities of note payable
  and other long-term debt            $   364,536    $   352,023
 Due to related party                      75,054        110,152
 Accounts payable and accrued
  expenses                                918,917      1,106,110
                                      ------------   ------------
    Total current liabilities           1,358,507      1,568,285
                                      ------------   ------------
Note payable and other long-term debt,
 excluding current maturities             880,409      1,065,909
                                      ------------   ------------
  Total liabilities                     2,238,916      2,634,194
                                      ------------   ------------




                          - continued -

                 RUDY'S RESTAURANT GROUP, INC.
                       AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS
                        - continued -

                                         3/16/97       9/29/96
                                      ------------   ------------
Commitments and contingencies          (unaudited)

Stockholders' Equity:
 Preferred stock, $.01 par value;
  authorized 10,000,000 shares, none
  issued.
 Common stock, $.01 par value;
  authorized 30,000,000 shares;
  3,765,000 issued and outstanding         37,650         37,650
Paid-in capital                        17,852,403     17,852,403
Accumulated (deficit)                  (7,971,390)    (8,650,826)
                                      ------------   ------------
  Total stockholders' equity            9,918,663      9,239,227
                                      ------------   ------------
                                      $12,157,579    $11,873,421
                                      ============   ============




















   See accompanying notes to consolidated financial statements.





                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                               Twelve Weeks Ended      Twenty-four Weeks Ended
                               3/16/97     3/17/96       3/16/97      3/17/96
                             ----------- -----------   -----------  -----------
Total Revenues               $ 4,191,176 $ 3,521,275   $ 7,795,221  $ 6,039,218

Costs and expenses variable
  with revenues                2,064,392   1,676,258     3,908,357    2,991,674
Restaurant operating expenses  1,126,062     961,115     2,202,402    1,709,336
Depreciation and amortization    100,346      76,045       200,692      136,618
                             -----------  ----------   -----------  -----------
Earnings from restaurant
  operations                     900,376     807,857     1,483,770    1,201,590

General and administrative
  expenses                       153,807     158,706       318,287      289,997
Interest expense                  27,302      13,691        49,536       14,862
Loss on retirement of assets           7         331           411        5,131
                             -----------  ----------   -----------  -----------

Income before income taxes       719,260     635,129     1,115,536      891,600

Income taxes                     280,100      61,700       436,100       78,100
                             -----------  ----------   -----------  -----------
Net income                   $   439,160  $  573,429   $   679,436  $   813,500
                             ===========  ==========   ===========  ===========

Net income per common and
 common equivalent share
   Primary                   $       .12  $      .15   $       .18  $       .22
                             ===========  ==========   ===========  ===========
   Fully Diluted             $       .12  $      .15   $       .18  $       .22
                             ===========  ==========   ===========  ===========

Average number of common and
 common equivalent shares
   Primary                     3,765,000   3,765,000     3,765,000    3,756,001
                             ===========  ==========   ===========  ===========
   Fully Diluted               3,765,000   3,765,000     3,765,000    3,758,967
                             ===========  ==========   ===========  ===========



          See accompanying notes to consolidated financial statements.

                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                      Twenty-four Weeks Ended
                                                       3/16/97        3/17/96
CASH FLOWS FROM OPERATING ACTIVITIES:               -----------     -----------
Net income                                          $  679,436      $  813,500
Non-cash items:
  Depreciation and amortization                        254,185         157,575
  Loss on retirement of assets                             411           5,131
  Decrease in deferred tax assets                      335,600             ---
Changes in assets and liabilities:
  Increase in indebtedness to related party              6,546           2,343
  Decrease/(Increase) in accounts receivable            29,630         (24,539)
  (Increase) in inventories                             (3,961)        (60,219)
  (Increase) in prepaid expenses                        (6,568)        (19,609)
  (Decrease)/Increase in accounts payable and
    accrued expenses                                  (264,695)        226,999
                                                    -----------     -----------
Total adjustments                                      351,148         287,681
                                                    -----------     -----------
Net cash provided by operating activities            1,030,584       1,101,181

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (134,534)       (357,410)
  Purchased goodwill                                       ---         (90,774)
  Purchase of other assets                             (10,184)       (191,500)
  Principal received on note receivable from officer     3,370             ---
                                                    -----------     -----------
Net cash (used in) investing activities               (141,348)       (639,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                   ---          31,250
  Payment of indebtedness to related party             (41,644)            ---
  Principal payments under note payable
    and other long-term debt                          (172,986)         (5,057)
                                                    -----------     -----------
Net cash (used in) provided by financing activities   (214,630)         26,193
                                                    -----------     -----------
Net Increase in Cash and Cash Equivalents              674,606         487,690
Cash and Cash Equivalents, September 29, 1996
   and October 1, 1995, respectively                 1,199,384       1,476,652
                                                    -----------     -----------
Cash and Cash Equivalents, March 16, 1997
   and March 17, 1996, respectively                  1,873,990      $1,964,342
                                                    ===========     ===========
                                  - continued -
                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -continued-
                                  (unaudited)

                                                      Twenty-four Weeks Ended
                                                       3/16/97        3/17/96
                                                    -----------      ----------
SUPPLEMENTAL DISCLOSURE

Non-cash transactions:
  Liabilities assumed in acquisition of restaurants:
   7% Promissory Note, $30,010 principal and
   interest due monthly over four years             $   NONE        $1,253,221
                                                    ==========      ===========

   Non-compete and consulting agreement, discounted
   at 7%, $6,667 principal and interest due monthly
   over five years                                      NONE        $  336,680
                                                    ==========      ===========


















          See accompanying notes to consolidated financial statements.










                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Financial Statement Presentation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended September 29, 1996.

The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting of only normal recurring accruals, necessary to summarize fairly the financial position of Rudy's Restaurant Group, Inc. and Subsidiaries (the "Company") as of March 16, 1997 and the results of operations for the twenty-four weeks ended March 16, 1997 and March 17, 1996. The results of operations for the period ended March 16, 1997 are not necessarily indicative of the results to be expected for the full year.

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

NEW ACCOUNTING PRONOUNCEMENTS. In 1995, the Financial Accounting Standards board issued Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal year 1997. The Company believes that the adoption of this statement at the end of fiscal 1997 will not have a significant effect on the Company's financial position and results of operations.


PART I. FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Results of Operations

                              RESULTS OF OPERATIONS
                              ---------------------
BUSINESS OVERVIEW. As previously discussed in the Company's Form 10-KSB as of September 29, 1996 and Forms 10-QSB, the Company purchased three operating restaurants in February 1996 thus increasing the number of its operating restaurants from six (6) to nine (9). The newly acquired restaurants operate under the name Kyoto Steak and Seafood ("Kyoto"). Since the operations of the newly acquired restaurants have had a significant impact on the Company's operations, certain data and discussion herein is presented as same-restaurant to facilitate understanding of the Company's current operations.

Excluding the effect of the additional restaurants, the most significant factor affecting earnings in fiscal 1997 is the difference in computing income tax expense. As a result of earnings from the Kyoto restaurants acquired in 1996, continuing earnings from the Samurai operations and certain other factors, the Company recognized $3,807,000 in tax benefits from certain of its NOL carryforwards at the end of fiscal 1996. As a result of the 1996 transaction, fiscal 1996 income tax expense is stated in the accompanying statements of operations net of the tax benefits of NOL carryforwards, whereas fiscal 1997 income tax expense excludes these tax benefits. Expected income taxes payable total $50,600 in the second quarter 1997 and $100,500 year-to-date 1997. The difference between expected income taxes payable and income tax expense included in the accompanying statements of operations, $229,500 in the second quarter and $335,600 year-to-date, represents a reduction in the $3,807,000 deferred tax asset recorded in 1996.

REVENUES. Substantially all of the increase in revenues, $669,900, 19% in the second quarter and $1,756,000, 29%, year to date is the result of the additional Kyoto restaurants. Same-restaurant revenues after excluding the effect of one restaurant closed for a portion of the year for renovation, increased .6% and 1.0% in the second quarter and year-to-date, respectively.









COSTS AND EXPENSES VARIABLE WITH REVENUES.
                                                    PERCENT OF REVENUES
COSTS AND EXPENSES:                             FY 1997    FY 1996    Change
-------------------                             ----------------------------
Second Quarter: Food, beverage and supplies      27.7%      25.8%      1.9%
                Labor and related costs          21.6%      21.8%      (.2)%
                                                ----------------------------
                                                 49.3%      47.6%      1.7%
                                                ============================

Year-to-date  : Food, beverage and supplies      27.6%      26.4%      1.2%
                Labor and related costs          22.5%      23.1%      (.6)%
                                                ----------------------------
                                                 50.1%      49.5%       .6%
                                                ============================

The increase in food, beverage and supplies costs as a percentage of revenues is primarily the result of a significant increase in the market price of meat and chicken. Seafood costs increased slightly in the second quarter, however, year-to-date these costs are not significantly changed over fiscal 1996.

The cost of meat, chicken and seafood varies with market supply and demand and market prices, particularly meat prices, are expected to remain high throughout fiscal 1997.

Labor costs as a percentage of revenues declined slightly as a result of improved scheduling and a modest reduction in the costs of fringe benefits.

RESTAURANT OPERATING EXPENSES. Restaurant operating expenses include restaurant management and supervision, occupancy costs, repairs and maintenance, utilities, advertising and property and liability insurance. These expenses increased in absolute terms in both the second quarter fiscal 1997 and year-to-date, primarily due to costs associated with the Kyoto restaurants. Same-restaurant operating expenses decreased approximately $13,000 in the second quarter 1997 compared to 1996 and approximately $73,000 year-to-date compared to 1996. Substantially all of the decrease in these costs is the result of a reduction in occupancy costs made possible through the purchase in September 1996 of restaurant facilities previously leased.

ADMINISTRATIVE EXPENSES. Administrative expenses decreased $5,000 in the second quarter 1997 compared to 1996. Year-to-date administrative costs increased $28,000 as a result of increased professional fees and expenses associated with the administration of the Kyoto restaurants, including expenses of a consulting and non-compete agreement entered into at the time of the acquisition of the Kyoto restaurants.

INTEREST EXPENSE. Interest expense increased $13,600 and $34,700 in the second quarter and year-to-date 1997, respectively. This increase is directly related to debt incurred with the acquisition of the Kyoto restaurants.


                          LIQUIDITY AND CAPITAL RESOURCES
                          -------------------------------

Net cash provided by operating activities through the twenty-four weeks ended March 16, 1997 is $1,030,600 as compared to $1,101,200 in 1996. At March 16,
1997 the Company's current assets exceed its current liabilities by approximately $866,400.

CAPITAL EXPENDITURES. Capital expenditures to be funded from cash flow are expected to total approximately $800,000 in fiscal 1997, including an estimated $500,000 related to anticipated improvements to be made to modernize existing facilities and comply with the Americans with Disabilities Act, the "ADA". Of this amount, approximately $135,000 was paid in the twenty-four weeks ended March 16, 1997.

Substantially all of the Company's restaurant facilities were built prior to the enactment of Federal ADA regulations. The ADA includes certain requirements to alter public facilities, including restaurants, as necessary to make facilities accessible to and useable by individuals with disabilities. The cost of such alterations could have a significant impact on the Company's cash flow. The Company has engaged certain architects and engineers to develop plans to implement those alterations which are economically feasible. The required alterations will be made as soon as possible.

OTHER. The Company presently pays a significant portion of its employees in excess of the Federal minimum wage and a large number of the Company's employees are tipped employees whose wages are subject to the Federal tip credit. Therefore, although increased state and Federal minimum wage rates have an adverse impact on the Company's results of operations, such impact has not historically been significant.

Although the Company is not currently a party to any significant legal proceedings, the Company is subject to such proceedings and claims as may arise in the ordinary course of its business. To limit the Company's exposure to financial loss as a result of such claims, the Company carries certain comprehensive insurance. However, the Company does not carry insurance which would assist in the defense or settlement of those claims which may arise in employment related matters, such as claims as may be made alleging harassment or discrimination.

Labor shortages and the related impact of such shortages on wage rates could have a significant impact on the Company's results of operations.

BUSINESS PLAN. Expansion, if any, is dependent upon many factors, including but not limited to, the availability of and competition for appropriate locations and financing.

Additionally, the Company continues to actively explore all possible avenues for the enhancement of shareholder value, including but not limited to acquisitions, divestitures and other business combinations or transactions.


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits

     10.23 Employment Agreement between the Company and the Company's chief operating and financial officer dated as of February 1, 1997.






































                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          RUDY'S RESTAURANT GROUP, INC.
                                          (Registrant)




Dated: May 5, 1997                        /s/ Douglas M. Rudolph
                                          ---------------------------------
                                          Douglas M. Rudolph, President




Dated: May 5, 1997                        /s/ Marie G. Peterson
                                          ---------------------------------
                                          Marie G. Peterson
                                          Vice President,
                                          Chief Financial Officer and
                                          Principal Accounting Officer