Form 10QSB
period 1997-06-08
RUDYS RESTAURANT GROUP INC
filed 1997-07-25
CIK 793026

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
    For the quarterly period ended June 8, 1997
                                   ------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from               to
                                   --------------  ---------------
                      Commission File Number 0-14650

                       RUDY'S RESTAURANT GROUP, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

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

                                  (305) 895-7200
                             ---------------------------
                             (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes    X         No
                             -------          -------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                               Outstanding at July 25, 1997
--------------------------------------    -----------------------------
Common Stock, par value $.01 per share               3,765,000

Transitional Small Business Disclosure Format (check one); Yes     No X
                                                               ---   ---
                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES


                                     INDEX
                                                                      Page
    PART I.   FINANCIAL INFORMATION

         Item 1.   Financial Statements

         Consolidated Balance Sheets - June 8, 1997
            and September 29, 1996                                      3

         Consolidated Statements of Operations -
            Twelve weeks and Thirty-six weeks ended
            June 8, 1997 and June 9, 1996                               5

         Consolidated Statements of Cash Flows -
            Thirty-six weeks ended June 8, 1997 and
            June 9, 1996                                                6

         Notes to Consolidated Financial Statements                     8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        9


    PART II.  OTHER INFORMATION

         Item 5:   Other Information                                   12
         Item 6:   Exhibits and Reports on Form 8-K                    13



















                    RUDY'S RESTAURANT GROUP, INC.
                           AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                             (unaudited)

                                         6/8/97        9/29/96
ASSETS                                ------------   ------------
                                       (unaudited)
Current Assets:
 Cash and cash equivalents            $ 2,425,271    $ 1,199,384
 Accounts receivable and
  current portion of note receivable       10,037         51,604
 Inventories                              236,143        225,414
 Prepaid expenses                         126,542         91,078
                                      ------------   ------------
  Total current assets                  2,797,993      1,567,480
                                      ------------   ------------
Land, Property and Equipment, net       5,106,114      5,174,747

Goodwill, net of accumulated
  amortization of $371,031 at
  June 8, 1997 and $334,418
  at September 29, 1996                   576,739        595,455

Other assets                            4,068,042      4,535,739
                                      ------------   ------------
                                      $12,548,888    $11,873,421
                                      ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current maturities of note payable
  and other long-term debt            $   371,031    $   352,023
 Due to related party                      76,226        110,152
 Accounts payable and accrued
  expenses                                827,324      1,106,110
                                      ------------   ------------
    Total current liabilities           1,274,581      1,568,285
                                      ------------   ------------
Note payable and other long-term debt,
 excluding current maturities             785,263      1,065,909
                                      ------------   ------------
  Total liabilities                     2,059,844      2,634,194
                                      ------------   ------------


                              - continued -

                                  Page 3
                    RUDY'S RESTAURANT GROUP, INC.
                          AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
                           - continued -

                                         6/8/97        9/29/96
                                      ------------   ------------
                                      (unaudited)
Commitments and contingencies

Stockholders' Equity:
 Preferred stock, $.01 par value;
  authorized 10,000,000 shares, none
  issued.
 Common stock, $.01 par value;
  authorized 30,000,000 shares;
  3,765,000 issued and outstanding         37,650         37,650
Paid-in capital                        17,852,403     17,852,403
Accumulated (deficit)                  (7,401,009)    (8,650,826)
                                      ------------   ------------
  Total stockholders' equity           10,489,044      9,239,227
                                      ------------   ------------
                                      $12,548,888    $11,873,421
                                      ============   ============




















     See accompanying notes to consolidated financial statements.



                              Page 4

                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)


                             Twelve Weeks Ended       Thirty-six Weeks Ended
                               6/8/97       6/9/96        6/8/97      6/9/96
                            -----------  -----------   -----------  -----------
Total Revenues              $ 3,982,648  $ 3,870,405   $11,777,869  $ 9,909,623

Costs and expenses
 variable with revenues       1,967,344    1,929,190     5,875,701    4,920,864
Restaurant operating expenses 1,060,561    1,111,804     3,262,963    2,821,140
Depreciation and amortization   100,346       91,515       301,038      228,133
                            -----------  -----------   -----------  -----------
Earnings from restaurant
  operations                    854,397      737,896     2,338,167    1,939,486

General and
 administrative expenses        168,041      174,727       486,328      464,724
Interest expense                 20,575       25,992        70,111       40,854
Loss on retirement of assets        ---          ---           411        5,131
                            -----------  -----------   -----------  -----------

Income before income taxes      665,781      537,177     1,781,317    1,428,777

Income taxes                     95,400       46,900       531,500      125,000
                            -----------  -----------   -----------  -----------

Net income                  $   570,381  $   490,277   $ 1,249,817  $ 1,303,777
                            ===========  ===========   ===========  ===========

Net income per common and
 common equivalent share
   Primary                  $       .15  $       .13   $       .33  $       .35
                            ===========  ===========   ===========  ===========
   Fully Diluted            $       .15  $       .13   $       .33  $       .35
                            ===========  ===========   ===========  ===========

Average number of common and
 common equivalent shares
   Primary                    3,765,000    3,765,000     3,765,000    3,762,416
                            ===========  ===========   ===========  ===========
   Fully Diluted              3,765,000    3,765,000     3,765,000    3,763,000
                            ===========  ===========   ===========  ===========

        See accompanying notes to consolidated financial statements.
                                   Page 5
                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                                        Thirty-six Weeks Ended
                                                       6/8/97          6/9/96
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $1,249,817      $1,303,777
Non-cash items:
  Depreciation and amortization                        381,356         275,594
  Loss on retirement of assets                             411           5,131
  Decrease in deferred tax assets                      403,500             ---
Changes in assets and liabilities:
  Increase in indebtedness to related parties            7,718           3,514
  Decrease/(Increase) in accounts receivable            43,719         (15,423)
  (Increase) in inventories                            (10,729)        (57,763)
  (Increase) in prepaid expenses                       (35,464)        (26,687)
  (Decrease)/Increase in accounts payable and
    accrued expenses                                  (356,287)        109,107
                                                    -----------     -----------
Total adjustments                                      434,224         293,473
                                                    -----------     -----------
Net cash provided by operating activities            1,684,041       1,597,250

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (158,107)       (507,707)
  Purchased goodwill                                       ---         (90,774)
  Purchases of other assets                             (2,684)       (191,500)
  Principal received on note receivable from officer     5,919             ---
                                                    -----------     -----------
Net cash (used in) investing activities               (154,872)       (789,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                   ---          31,250
  Payments of indebtedness to related party            (41,644)            ---
  Principal payments under note payable
    and other long-term debt                          (261,638)        (87,799)
                                                    -----------     -----------
Net cash (used in) financing activities               (303,282)        (56,549)
                                                    -----------     -----------
Net Increase in Cash and Cash Equivalents            1,225,887         750,720
Cash and Cash Equivalents, September 29, 1996
   and October 1, 1995, respectively                 1,199,384       1,476,652
                                                    -----------     -----------
Cash and Cash Equivalents, June 8, 1997
   and June 9, 1996, respectively                   $2,425,271      $2,227,372
                                                    ===========     ===========
                                   Page 6

                         RUDY'S RESTAURANT GROUP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                  -continued-

                                                    Thirty-six Weeks Ended
                                                       6/8/97         6/9/96
                                                    -----------     -----------

SUPPLEMENTAL DISCLOSURE

Non-cash transactions:
  Liabilities assumed in acquisition of restaurants:
   7% Promissory Note, $30,010 principal and
   interest due monthly over four years                NONE         $1,253,221
                                                    ===========     ===========

   Non-compete and consulting agreement, discounted
   at 7%, $6,667 principal and interest due monthly
   over five years                                     NONE         $  336,680
                                                    ===========     ===========





















         See accompanying notes to consolidated financial statements.

                                      Page 7

                    RUDY'S RESTAURANT GROUP, INC.
                          AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Financial Statement Presentation

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 29, 1996.

The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, such financial statements include all adjustments, consisting of only normal recurring accruals, necessary to summarize fairly the financial position of Rudy's Restaurant Group, Inc. and Subsidiaries (the "Company") as of June 8, 1997 and the results of operations for the thirty-six weeks ended June 8, 1997 and June 9, 1996. The results of operations for the period ended June 8, 1997 are not necessarily indicative of the results to be expected for the full year.

BUSINESS. Rudy's Restaurant Group, Inc. ("Rudy's"), is a Nevada corporation which, through its wholly-owned subsidiaries, owns and operates nine Japanese-style steak and seafood restaurants. Rudy's owns 100% of the stock of The Samurai, Inc., Maxwell's International Inc. and Rudy's Sirloin Steakburgers, Inc.

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


                               Page 8
NEW ACCOUNTING PRONOUNCEMENTS. In 1995, the Financial Accounting Standards board issued Statement No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal year 1997. The Company believes that the adoption of this statement at the end of fiscal 1997 will not have a significant effect on the Company's financial position and results of operations.

Note 2:     Subsequent Event

On July 22, 1997 the Company entered into an Agreement and Plan of Merger (the "Agreement") with Benihana, Inc. ("Benihana"). Dependent on various conditions being satisfied, including, but not limited to, the Company's shareholders consent to the transaction, the Company will be acquired by and merged into Benihana. At the merger closing date each share of the Company's Common Stock will be converted into a right to receive a minimum of $5.00 per share. The price per share to be received by the Company's shareholders could increase nominally if certain performance measures are achieved through the effective date of the merger.

The Agreement may be canceled if the merger is not consummated by January 31, 1998, subject to an additional six month extension in certain circumstances.


PART I. FINANCIAL INFORMATION

Item 2.   Management's Discussion and Analysis of Results of
Operations
                              RESULTS OF OPERATIONS
                              ---------------------
BUSINESS OVERVIEW. As previously discussed in the Company's Form 10-KSB as of September 29, 1996, the Company purchased three operating restaurants in February 1996, thus increasing the number of its operating restaurants from six (6) to nine (9). The newly acquired restaurants operate under the name Kyoto Steak and Seafood ("Kyoto"). Since the operations of the Kyoto restaurants have had a significant impact on the Company's operations, certain year-to-date data and discussion herein is presented as same-restaurant to facilitate understanding of the Company's current operations.




                                  Page 9

Excluding the effect of the Kyoto restaurants, the most significant factor affecting earnings in fiscal 1997 is the difference in computing income tax expense. As a result of earnings from the Kyoto restaurants, continuing earnings from the Samurai operations and certain other factors, the Company recognized $3,807,000 in tax benefits from certain of its NOL carryforwards at the end of fiscal 1996. As a result, fiscal 1996 income tax expense in the accompanying statements of operations is stated net of the tax benefits of NOL carryforwards, whereas fiscal 1997 income tax expense excludes these tax benefits. Expected income taxes payable total $27,500 in the third quarter 1997 and $128,000 year-to-date 1997. The difference between expected income taxes payable and income tax expense included in the accompanying statements of operations, $67,900 in the third quarter and $403,500 year-to-date, represents a reduction in the $3,807,000 deferred tax asset recorded in 1996.

REVENUES. Revenues in the third quarter increased $112,200, 2.9%, primarily as a result of a modest price increase introduced at the end of the second quarter fiscal 1997 combined with an increase in customers ordering from the full priced menu.

Year to date revenues increased $1,868,200 primarily due to the additional Kyoto restaurant sales. Same-restaurant revenues after excluding the effect of one restaurant closed for a portion of the year for renovation, increased approximately 2.7% year-to-date.

COSTS AND EXPENSES VARIABLE WITH REVENUES.
                                                  PERCENT OF REVENUES

COSTS AND EXPENSES:                         FY 1997   FY 1996   Change
-------------------                         --------------------------
Third quarter: Food, beverage and supplies  27.4%     27.0%      .4%
               Labor and related costs      22.0%     22.8%     (.8)%
                                            --------------------------
                                            49.4%     49.8%     (.4)%
                                            ==========================

Year-to-date:  Food, beverage and supplies  27.5%     26.7%      .8%
               Labor and related costs      22.4%     23.0%     (.6)%
                                            --------------------------
                                            49.9%     49.7%      .2%
                                            ==========================

The increase in food, beverage and supplies costs as a percentage of revenues is primarily the result of a significant increase in the market price of meat, chicken and seafood. The cost of meat, chicken and seafood varies with market supply and demand and market prices, particularly meat prices, are expected to remain high throughout fiscal 1997.
                             Page 10

Labor costs as a percentage of revenues declined slightly as a result of improved scheduling and a modest reduction in the costs of fringe benefits.

RESTAURANT OPERATING EXPENSES. Restaurant operating expenses include restaurant management and supervision, occupancy costs, repairs and maintenance, utilities, advertising and property and liability insurance. These expenses decreased $51,000 in the third quarter. Year-to-date expenses increased on an absolute basis due to the addition of the Kyoto restaurants for the full year. However, these expenses declined .8% as a percentage of sales. Substantially all of the improvement in these costs is the result of certain operating efficiencies achieved and a reduction in occupancy costs made possible through the purchase in September 1996 of restaurant facilities previously leased.

ADMINISTRATIVE EXPENSES. Administrative expenses decreased $6,700 in the third quarter 1997 compared to 1996. Year-to-date administrative costs increased $21,600 as a result of increased professional fees and expenses associated with the administration of the Kyoto restaurants, including, most significantly, expenses of a consulting and non-compete agreement entered into at the time of the acquisition of the Kyoto restaurants.

INTEREST EXPENSE. Interest expense decreased $5,400 in the third quarter as debt associated with the Kyoto acquisition has been paid down. Year-to-date 1997 interest expense increased $29,200 due to the debt incurred in February 1996 with the acquisition of the Kyoto restaurants.

                          LIQUIDITY AND CAPITAL RESOURCES
                          -------------------------------

Net cash provided by operating activities through the thirty-six weeks ended June 8, 1997 is $1,684,000 as compared to $1,597,200 in 1996. At
June 8, 1997 the Company's current assets exceed its current liabilities by approximately $1,523,400.

CAPITAL EXPENDITURES. Capital expenditures to be funded from cash flow are expected to total approximately $350,000 in fiscal 1997. Of this amount, approximately $158,000 was paid in the thirty-six weeks ended June 8, 1997.

Substantially all of the Company's restaurant facilities were built prior to the enactment of Federal ADA regulations. The ADA includes certain requirements to alter public facilities, including restaurants, as necessary to make facilities accessible to and useable


                             Page 11
by individuals with disabilities. The cost of such alterations could have a significant impact on the Company's cash flow. The Company has engaged certain architects and engineers to develop plans to implement those alterations which are economically feasible.

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

SUBSEQUENT EVENT.
Please see Part II. Item 5. Other Information.


PART II.  OTHER INFORMATION

     Item 5. Other Information

On July 22, 1997 the Company and Benihana Inc. ("Benihana"), a Delaware corporation and Benihana Merger Corp. ("Subsidiary"), a Nevada corporation wholly owned by Benihana entered into an Agreement and Plan of Merger (the "Agreement"), whereby subject to certain conditions precedent, the Subsidiary shall be merged with and into the Company. A copy of the Agreement is filed herein as Exhibit 2.1. Upon consummation of the merger, the Company will become a wholly-owned subsidiary of Benihana and the Subsidiary will cease to exist. The merger is intended to be accounted for as a purchase for accounting purposes. Subject to shareholder approval and certain other conditions precedent, the merger is expected to close during the fourth calendar quarter of 1997.

Pursuant to the Agreement, at the closing of the merger, each share of the Company's Common Stock will be converted into the right to receive $5.00 per share cash. The price per share to be received by the Company's shareholders could increase nominally if certain performance measures are achieved through the effective date of the merger.

                               Page 12
The consummation of the merger is subject to approval by the Company's stockholders, receipt of all necessary regulatory approvals and other customary conditions. The Agreement may be terminated by the parties if the merger is not consummated by January 31, 1998, subject to an additional six month extension subject to certain conditions.

     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits

                 2.1 Agreement and Plan of Merger by and among Benihana Inc., Benihana Merger Corp., Rudy's Restaurant Group, Inc., Bayview Partners and Douglas M. Rudolph dated July 22, 1997.

             (b) Reports on Form 8-K

                 None.
































                             Page 13


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     RUDY'S RESTAURANT GROUP, INC.
                                     (Registrant)




Dated: July 25, 1997                 /s/ Douglas M. Rudolph
                                     ---------------------------------
                                     Douglas M. Rudolph, President




Dated: July 25, 1997                 /s/ Marie G. Peterson
                                     ---------------------------------
                                     Marie G. Peterson
                                     Vice President,
                                     Chief Financial Officer and
                                     Principal Accounting Officer



















                           Page 14